Form 10-Q
period 2000-03-31
PDC 1999-D LTD PARTNERSHIP
filed 2000-05-11
CIK 1093942

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 2000

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                      Commission file number 333-41977-08


               I.R.S. Employer Identification Number 55-0757539

                        PDC 1999-D LIMITED PARTNERSHIP

                     (A West Virginia Limited Partnership)
                             103 East Main Street
                             Bridgeport, WV 26330
                           Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     XX       No


                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2000 and December 31, 1999       1

           Statement of Operations -
            Three Months Ended March 31, 2000                          2

           Statement of Partners' Equity -
            Three Months Ended March 31, 2000                          3

           Statement of Cash Flows-
            Three Months Ended March 31, 2000                          4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7













                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 2000 and December 31, 1999



  Assets
                                                   2000                1999
                                                (Unaudited)

Current assets:
  Cash                                         $     13,167          20,000
  Accounts receivable - oil and gas revenues        103,016            -
           Total current assets                     116,183          20,000

Oil and gas properties, successful
  efforts method                                 20,326,409      20,326,409
      Less accumulated depreciation, depletion,
        and amortization                             66,714            -
                                                 20,259,695      20,326,409

                                                $20,375,878      20,346,409

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $     8,465          15,298
                    Total current liabilities         8,465          15,298


Partners' Equity                                 20,367,413      20,331,111

                                                $20,375,878      20,346,409

See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                       Three months ended March 31, 2000
                                  (Unaudited)


Revenues:
  Sales of oil and gas                           $ 119,038
                                                   119,038

Expenses:
  Lifting cost                                      16,022
  Depreciation, depletion, and amortization         66,714
                                                    82,736

           Net income                            $  36,302

           Net income per limited and additional
             general partner unit                $      28

See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 2000
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1999        $16,264,889        4,066,222    20,331,111

Net income                             29,042            7,260        36,302

      Balance, March 31, 2000     $16,293,931        4,073,482    20,367,413

See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                       Three months ended March 31, 2000
                                  (Unaudited)

Cash flows from operating activities:
  Net income                                                     $  36,302
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation, depletion, and amortization                     66,714
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues      (103,016)
      Decrease in accrued expenses                                  (6,833)
          Net cash used by operating activities                     (6,833)

Net change in cash                                                  (6,833)
Cash at beginning of period                                         20,000
Cash at end of period                                            $  13,167

See accompanying notes to financial statements.
















                                      -4-
                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1999, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         The Partnership was funded with initial Limited and Additional General Partner contributions of $18,709,342 and the Managing General Partner contributed $4,069,282 in accordance with the Agreement. Syndication and management fee costs of $2,432,215 were incurred leaving available capital of $20,346,409 for Partnership activities.

         The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 2000. Fifty-one well have been drilled, all of which will be completed as producing wells.

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

         The Partnership had net working capital at March 31, 2000 of $107,718.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         The Partnership had natural gas and oil sales during the first quarter of 2000 from seventeen of the Partnership's producing wells. As of May 10, 2000, twenty-seven of the Partnership's fifty-one productive wells were producing natural gas and oil. The remaining twenty-four wells are scheduled to go into production during the remainder of the second quarter of 2000. Cash distributions to the partners are scheduled to commence during the third quarter of 2000.

    Year 2000 Issue

         PDC, who administers all aspects of the Partnership, experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

         PDC's expenditures for addressing Year 2000 issues were not material, nor does the Company expect to incur any significant costs addressing Year 2000 issues in the future.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PDC 1999-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 11, 2000                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 11, 2000                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer