Form 10-Q
period 2000-06-30
PDC 1999-D LTD PARTNERSHIP
filed 2000-07-31
CIK 1093942

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2000

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                      Commission file number 333-41977-04


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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2000 and December 31, 1999        1

           Statement of Operations -
            Three and Six Months Ended June 30, 2000                   2

           Statement of Partners' Equity -
            Six Months Ended June 30, 2000                             3

           Statement of Cash Flows-
            Six Months Ended June 30, 2000                             4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7













                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2000 and December 31, 1999




  Assets
                                                   2000                1999
                                                (Unaudited)

Current assets:
  Cash                                         $      5,531          20,000
  Accounts receivable - oil and gas revenues        866,817            -
           Total current assets                     872,348          20,000

Oil and gas properties, successful
  efforts method                                 20,326,409      20,326,409
      Less accumulated depreciation, depletion,
        and amortization                            542,489            -
                                                 19,783,920      20,326,409

                                                $20,656,268      20,346,409

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $       821          15,298
                    Total current liabilities           821          15,298


Partners' Equity                                 20,655,447      20,331,111

                                                $20,656,268      20,346,409

See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                        Six months ended June 30, 2000
                                  (Unaudited)

                                                 Three Months    Six Months
                                                    Ended           Ended
                                                 June 30, 2000  June 30, 2000

Revenues:
      Sales of oil and gas                         $ 844,519      $ 963,557
      Interest earned                                      8              8
                                                     844,527        963,565

Expenses:
      Lifting cost                                    80,718         96,740
      Depreciation, depletion, and amortization      475,775        542,489
                                                     556,493        639,229

              Net income                           $ 228,034      $ 324,336

              Net income per limited and additional
                general partner unit               $     225      $     253

See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                        Six months ended June 30, 2000
                                  (Unaudited)




                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1999        $16,264,889        4,066,222    20,331,111

Net income                            259,471           64,865       324,336

      Balance, June 30, 2000      $16,524,360        4,131,087    20,655,447

See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                        Six months ended June 30, 2000
                                  (Unaudited)


Cash flows from operating activities:
  Net income                                                     $ 324,336
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation, depletion, and amortization                    542,489
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues      (866,817)
      Decrease in accrued expenses                                 (14,477)
          Net cash used by operating activities                    (14,469)

Net change in cash                                                 (14,469)
Cash at beginning of period                                         20,000
Cash at end of period                                            $   5,531

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at June 30, 2000 of $871,527.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

    Three Months Ended June 30, 2000

         The Partnership turned an additional 18 wells into line during the second quarter of 2000 to add to the 18 wells turned into line during the first quarter of 2000. The remaining 15 wells in Michigan are scheduled to go into line during the third quarter of 2000.

    Six Months Ended June 30, 2000

         During the first quarter of 2000 the partnership drilled 51 wells all of which are productive. As of July 28, 2000, the partnership has 36 wells in production with the remaining 15 wells in Michigan are scheduled to be put into production during the third quarter of 2000. The first cash distribution to the Partnership occurred on July 26, 2000.

    Year 2000 Issue

         PDC, who administers all aspects of the Partnership, experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

         PDC's expenditures for addressing Year 2000 issues were not material, nor does the Company expect to incur any significant costs addressing Year 2000 issues in the future.
                                      -6-
                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.



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


                                              PDC 1999-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  July 28, 2000                            /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  July 28, 2000                            /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer