Form 10-Q
period 2000-09-30
PDC 1999-D LTD PARTNERSHIP
filed 2000-11-09
CIK 1093942

CONFORMED COPY





             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q



      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
               For the period ended September 30, 2000

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


                                INDEX

PART I - FINANCIAL INFORMATION
Page No.

 Item 1.  Financial Statements

          Balance Sheets - September 30, 2000 (unaudited)
           and December 31, 1999                                  1

          Statements of Operations -
           Three and Nine Months Ended September 30, 2000         2

          Statement of Partners' Equity -
           Nine Months Ended September 30, 2000 (unaudited)       3

          Statement of Cash Flows-
           Nine Months Ended September 30, 2000 (unaudited)       4

          Notes to Financial Statements                           5

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     6

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                       7

 Item 6.  Exhibits and Reports on Form 8-K                        7











                         PDC 1999-D LIMITED PARTNERSHIP
                      (A West Virginia Limited Partnership)

                                 Balance Sheets

                    September 30, 2000 and December 31, 1999



 Assets
                                                   2000                1999
                                                (Unaudited)

Current assets:
 Cash                                          $     23,839     $    20,000
 Accounts receivable - oil and gas revenues       1,084,610            -
          Total current assets                    1,108,449          20,000

Oil and gas properties, successful
 efforts method                                  18,207,926      20,326,409
      Less accumulated depreciation, depletion,
        and amortization                            793,981            -
                                                 17,413,945      20,326,409

                                                $18,522,394     $20,346,409

      Current Liabilities and Partners' Equity

Current liabilities:
      Due to Managing General Partner                18,307            -
      Accrued expenses                          $       821     $    15,298
                    Total current liabilities        19,128          15,298


Partners' Equity                                 18,503,266      20,331,111

                                                $18,522,394     $20,346,409

See accompanying notes to financial statements.









                                       -1-
                         PDC 1999-D LIMITED PARTNERSHIP
                      (A West Virginia Limited Partnership)

                            Statements of Operations

                 Three and Nine months ended September 30, 2000
                                   (Unaudited)

                                                  Three Months    Nine Months
                                                     Ended           Ended
                                                  September 30,  September 30,
                                                     2000            2000

Revenues:
     Sales of oil and gas                         $1,697,087      $2,660,644
     Interest earned                                     -                 8
                                                   1,697,087       2,660,652

Expenses:
     Loss on impairment of oil and gas properties  2,118,483       2,118,483
     Lifting costs                                   240,300         337,040
     Depreciation, depletion, and amortization       251,492         793,981
                                                    2,610,275      3,249,504

             Net loss                             $ (913,188)     $ (588,852)

             Net loss per limited and
              additional general partner unit     $     (712)      $    (459)


See accompanying notes to financial statements.




















                                      -2-
                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                     Nine months ended September 30, 2000
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner      Total

Balance, December 31, 1999        $16,264,889        $ 4,066,222 $20,331,111

Net loss                             (471,080)       (117,772)      (588,852)
Distributions to partners            (991,195)        (247,798)   (1,238,993)

   Balance, September 30, 2000    $14,802,614       $ 3,700,652  $18,503,266


See accompanying notes to financial statements.


























                                      -3-
                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                     Nine months ended September 30, 2000
                                  (Unaudited)

Cash flows from operating activities:
 Net loss                                                       $ (588,852)
 Adjustments to reconcile net loss to net cash
   Provided from operating activities:
     Loss of impairment of oil and gas properties                2,118,483
     Depreciation, depletion, and amortization                     793,981
     Changes in operating assets and liabilities:
       Increase in accounts receivable - oil and gas revenues   (1,084,610)
       Decrease in accrued expenses                                (14,477)
       Increase in due to PDC                                       18,307

         Net cash provided from operating activities             1,242,832

 Cash flows from financing activities:
          Distributions to partners                             (1,238,993)
          Net cash used by financing activities                 (1,238,993)


Net change in cash                                                   3,839
Cash at beginning of period                                         20,000
Cash at end of period                                            $  23,839


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

   2.   Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

   3.   Oil and Gas Properties

        Oil and Gas Properties are reported on the successful efforts method. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by an independent petroleum engineer. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

            The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 2000. Fifty-one well have been drilled, all of which have been completed as producing wells.

            Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

            The Partnership had net working capital at September 30, 2000 of $1,089,321.

            The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

   Three Months Ended September 30, 2000

            The Partnership turned an additional 15 wells into line during the third quarter of 2000 to add to the 36 wells turned into line during the first two quarters of 2000. The first cash distribution to the Partnership occurred on July 28, 2000. While the Partnership experienced a net loss, the loss on impairment of oil and gas properties and depreciation, depletion and amortization are a non-cash expense and therefore the Partnership distributed $1,238,993 cash to the partners during the third quarter of 2000.

   Nine Months Ended September 30, 2000

            During the first quarter of 1999 the partnership drilled 51 wells all of which are productive. The partnership has all 51 wells in production. The first cash distribution to the Partnership occurred on July 28, 2000. While the Partnership experienced a net loss, the loss on impairment of oil and gas properties and depreciation, depletion and amortization are a non-cash expense and therefore the Partnership distributed $1,238,993 cash to the partners during the third quarter of 2000.






-6-
   New Accounting Standard

   Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 which was amended by SFAS 138 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.










































                                 -7-
                                                     CONFORMED COPY

                    PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 6.  Exhibits and Reports on Form 8-K

            (a) None.

            (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.



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



                                     PDC 1999-D Limited Partnership
                                     (Registrant)

                                     By       its Managing General
                                              Partner Petroleum
                                              Development Corporation




Date:  November 1, 2000                /s/ Steven R. Williams
                                           Steven R. Williams
                                              President


Date:  November 1, 2000                /s/ Dale G. Rettinger
                                           Dale G. Rettinger
                                        Executive Vice President
                                            and Treasurer