Form 10-K
period 2000-12-31
PDC 1999-D LTD PARTNERSHIP
filed 2001-03-28
CIK 1093942

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

   THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2000

   Commission File Number 333-41977-08

[]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from          to

PDC 1999-D LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)
West Virginia (State or other jurisdiction of incorporation or organization)	55-0768545 (I.R.S. Employer Identification No.)

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

Employees

      The Partnership has no employees, however, PDC has approximately 86 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

      The Partnership participated in the drilling of approximately 51 gross wells all of which were successful and will continue to operate and produce them. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity from December 31, 1999 (date of inception) to March 15, 2001, of the Partnership which was conducted in the Continental United States.

	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Period Ended March 31, 2001	51	-	51	41.21	-	41.21

      No additional drilling activity is planned.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by state as of March 15, 2001.

	Natural Gas Wells
Location	Gross	Net
Colorado	20	17.05
Michigan	15	8.21
Pennsylvania	16	15.95
Total	51	41.21

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

      At December 31, 2000, PDC 1999-D Limited Partnership had one Managing General Partner, 9 Limited Partners who fully paid for 12.25 units at $20,000 per unit of limited partnership interests and a total of 841 Additional General Partners who fully paid for 923.2171 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

      Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
	Year Ended December 31,2000	December 31, 1999 (date of inception)
Oil and Gas Sales	$4,806,843	-
Costs and Expenses	4,763,053	483,032
Net Income (loss)	49,921	(483,032)
Allocation of Net Income (loss):
Managing General Partner	9,985	(3,060)
Limited and Additional General Partners	39,936	(479,972)
Per Limited and Additional General Partner Unit	43	(513)
Total Assets	17,759,655	20,346,409
Distributions:
Managing General Partner	528,817	-
Limited and Additional
General Partners	2,115,272	-

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

      The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2000. Fifty-one wells have been drilled, all of which have been completed as producers. No additional wells will be drilled.

      The Partnership had working capital at December 31, 2000 of $1,397,713.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

2000 Results

      Oil and gas sales commenced during the second quarter of 2000 with revenue distribution to the partners commencing in the third quarter. The modest net income of $49,921 was primarily due to the impairment charge for oil and gas properties which amounted to $2,118,483 in 2000. This impairment resulted from net capitalized costs exceeding estimated undiscounted fair value which considered future discounted cash flows. Cash distributions to the partners amounted to $2,644,089 in 2000.

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

New Accounting Standards

     Statement of Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership is required to adopt the provisions of SFAS 133/138 effective January 1, 2001. On adoption, the provisions of SFAS No. 133/138 must be applied prospectively. The natural gas futures and options discussed in the Summary of Significant Accounting Policies under Derivatives and Financial Instruments are derivatives pursuant to SFAS 133/138. The Partnership's derivatives will be treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $(1,262,864) on December 31, 2000. On January 1, 2001, the Partnership will record this estimated fair value as a liability with a corresponding adjustment to accumulated other comprehensive income (AOCI).

Item 7.a.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner of the Partnership utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of December 31, 2000, the Partnership had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 293,631 dt of natural gas with a weighted average price of $3.82 dt resulting in a total contract amount of $875,167, and a fair market value of $(1,132,589). Open option contracts maturing in 2001 are for the sale of 391,509 dt with a weighted average floor price of $3.68 dt and a fair value of $(130,274).

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2000, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

       FINANCIAL DISCLOSURE.

       NONE.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2000 has been filed with the Securities and Exchange Commission.

ITEM 11. MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the year ended December 31, 2000 and on December 31, 1999 (date of inception).
	Year Ended December 31,2000	December 31, 1999 (Date of Inception)
Footage Drilling Contracts, Services, Chemicals, Supplies, and Equipment	$ -	20,326,409
Syndication costs and management fee	-	2,432,215
Lifting costs	753,953	-
Tax return preparation	9,645	6,040
Direct administrative cost	1,594	3,000

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

CONFORMED COPY

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .
PDC 1999-D Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ James N. Ryan James N. Ryan, Chairman
March 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 26, 2001

/s/ Steven R. Williams Steven R. Williams	President and Director	March 26, 2001

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March 26, 2001

/s/ Roger J. Morgan Roger J. Morgan	Secretary and Director	March 26, 2001

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Year Ended December 31, 2000, and

December 31, 1999 (Date of Inception)

(With Independent Auditors' Report Thereon)

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Index to Financial Statements

All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report

To the Partners

PDC 1999-D Limited Partnership:

We have audited the financial statements of PDC 1999-D Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1999-D Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and December 31, 1999 (date of inception), in conformity with with accounting principles generally accepted in the United States of America

KPMG LLP

Pittsburgh, Pennsylvania

March 26, 2001

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2000 and 1999
Assets	2000	1999

Current assets:
Cash	$ 11,625	20,000
Accounts receivable - oil and gas revenues	1,408,800	-
Total current assets	1,420,425	20,000

Oil and gas properties, successful efforts method (Notes 3 and 5):
Oil and gas properties	18,207,926	20,326,409
Less accumulated depreciation, depletion, and amortization	1,868,696	-
	16,339,230	20,326,409

	$17,759,655	20,346,409

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 22,712	15,298
Total current liabilities	22,712	15,298

Partners' equity	17,736,943	20,331,111

	$17,759,655	20,346,409

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Year Ended December 31, 2000 and

December 31, 1999 (Date of Inception)
	2000	1999
Revenues:
Sales of oil and gas	$4,806,843	-
Interest income	6,131	-
	4,812,974	-
Expenses (note 3):
Lifting cost	753,953	-
Management fee	-	467,734
Independent audit fee	5,682	6,083
Franchise taxes	-	175
Tax return preparation	9,645	6,040
Direct administrative cost	1,594	3,000
Independent engineering cost	5,000	-
Loss on impairment of oil and gas properties	2,118,483	-
Depreciation, depletion and amortization	1,868,696	-
	4,763,053	483,032

Net income (loss)	$ 49,921	(483,032)

Net income (loss) per limited and additional general partner unit	$ 43	(513)

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

Year Ended December 31, 2000 and

December 31, 1999 (Date of Inception)

	Limited and additional general partners	Managing general Partner	Total
Partners' initial capital
contributions	$ 18,709,342	4,069,282	22,778,624
Syndication costs	(1,964,481)	-	(1,964,481)
Net loss	(479,972)	(3,060)	(483,032)
Balance, December 31, 1999	16,264,889	4,066,222	20,331,111

Distributions to partners	(2,115,272)	(528,817)	(2,644,089)
Net income	39,936	9,985	49,921
Balance, December 31, 2000	$ 14,189,553	3,547,390	17,736,943

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Year Ended December 31, 2000 and

December 31, 1999 (Date of Inception)
	2000	1999
Cash flows from operating activities:
Net income (loss)	$ 49,921	(483,032)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation, depletion and amortization	1,868,696	-
Loss on impairment of oil and gas properties	2,118,483	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(1,408,800)	-
Increase in accrued expenses	7,414	15,298

Net cash provided from (used by) operating activities	2,635,714	(467,734)

Cash flows from investing activities:
Expenditures for oil and gas properties	-	(20,326,409)

Net cash used by investing activities	-	(20,326,409)

Cash flows from financing activities:
Limited and additional general partner contributions	-	18,709,342
Managing General Partner contribution	-	4,069,282
Syndication cost paid	-	(1,964,481)
Distributions to partners	(2,644,089)	-

Net cash (used by) provided from financing activities	(2,644,089)	20,814,143

Net (decrease) increase in cash	(8,375)	20,000
Cash at beginning of period	20,000	-
Cash at end of period	$ 11,625	20,000

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Year Ended December 31, 2000 and December 31, 1999 (Date of Inception)

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

     Oil and Gas Properties

     The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright & Company, Inc. at December 31, 2000. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 2000 the loss on impairment of oil and gas properties as reflected in the Statement of Operations amounted to $2,118,483.

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

     Derivatives Financial Instruments

     The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

(Continued)

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     As of December 31, 2000 the Partnership had futures contracts for the sale of 293,631 dt of natural gas and option contracts for the sale of 391,509 dt of natural gas. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received (paid) upon termination of the contracts, based on market quotes, was a fair value of $(1,262,864). Gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts are deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurs. In order for futures contracts to qualify as a hedge, there must be sufficient correlation to the underlying hedged transaction. The change in the fair value of derivative instruments which do not qualify for hedging are recognized into income currently.

     Use of Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.

     New Accounting Standards

     Statement of Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership is required to adopt the provisions of SFAS 133/138 effective January 1, 2001. On adoption, the provisions of SFAS No. 133/138 must be applied prospectively. The natural gas futures and options discussed above in the Summary of Significant Accounting Policies under Derivatives and Financial Instruments are derivatives pursuant to SFAS 133/138. The Partnership's derivatives will be treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $(1,262,864) on December 31, 2000. On January 1, 2001, the Partnership will record this estimated fair value as a liability with a corresponding adjustment to accumulated other comprehensive income (AOCI).

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

(3)  Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include charges for the following:

	Year Ended December 31, 2000	December 31, 1999 (date of inception)
Drilling, completion and lease costs	$ -	20,326,409
Offering and organization costs (includes reimbursements of syndication cost and management fee)	-	2,432,215
Lifting costs	753,953	-
Tax return preparation	9,645	6,040
Direct administrative cost	1,594	3,000

(4)  Allocation

     The table below summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.

	Investor Partners(2)(3)	Managing General Partner(2)(3)
Partnership Costs
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee	100%	0%
Lease Costs	0%	100%
Tangible Well Costs	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs	80%	20%
Direct Costs	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases	80%	20%
Interest Income	80%	20%

____________________

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

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(5)  Costs Relating to Oil and Gas Activities

     The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities at December 31, 2000 and 1999, are as follows:

December 31,
	2000	1999
Unevaluated oil and gas properties	$ -	20,326,409
Lease acquisition costs	846,270	-
Intangible development costs	16,261,127	-
Well equipment	3,219,012	-
Impairment charge	(2,118,483)	-
	$ 18,207,926	$ 20,326,409

     This following costs were incurred for the Partnership's oil and gas activities:

	Year Ended December 31,	December 31, 1999 (date of
	2000	inception)
Costs incurred:
Unevaluated oil and gas properties	$ -	$20,326,409
	$ -	20,329,409

(6)  Income Taxes

     As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2000 and 1999, the income tax basis of the partnership's oil and gas properties was $3,576,905 and $4,029,282, respectively.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(7) Supplemental Reserve Information

  Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices, adjusted for hedging contracts. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Natural gas	Oil
	(mcf)	(bbls)
Proved developed reserves as of
December 31, 1999	-	-
Extensions, discoveries and other additions	14,128,007	264,539
Production	(994,838)	(38,885)

Proved developed reserves as of
December 31, 2000	13,133,169	225,654