Form 10-Q
period 2001-03-31
PDC 1999-D LTD PARTNERSHIP
filed 2001-05-15
CIK 1093942

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 2001

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                      Commission file number 333-41977-08


               I.R.S. Employer Identification Number 55-0768545

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2001 (unaudited)
            and December 31, 2000                                      1

           Statements of Operations -
            Three Months Ended March 31, 2001 and 2000 (unaudited)     2

           Statement of Partners' Equity and Comprehensive Income -
            Three Months Ended March 31, 2001 (unaudited)              3

           Statements of Cash Flows-
            Three Months Ended March 31, 2001 and 2000 (unaudited)     4

           Notes to Financial Statements                               5 & 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

  Item 3.  Quantitative and Qualititive Disclosure About
           Market Rate Risk                                            7


PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8













                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 2001 and December 31, 2000



           Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                         $     16,560          11,625
  Accounts receivable - oil and gas revenues      1,585,671       1,408,800
           Total current assets                   1,602,231       1,420,425

Oil and gas properties, successful
  efforts method                                 18,207,926      18,207,926
      Less accumulated depreciation, depletion
        and amortization                          2,373,989       1,868,696
                                                 15,833,937      16,339,230

                                                $17,436,168      17,759,655

           Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $   596,542          22,713
           Total current liabilities                596,542          22,713


Partners' Equity                                 16,839,626      17,736,942

                                                $17,436,168      17,759,655

See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                    2001           2000



Revenues:
    Sales of oil and gas                       $ 1,538,034       119,038
    Interest income                                  4,934          -
                                                 1,542,968       119,038

Expenses:
    Lifting cost                                   282,337        16,022
    Depreciation, depletion and amortization       505,293        66,714
                                                   787,630        82,736

      Net income                                $  755,338        36,302

      Net income per limited and additional
        general partner unit                    $      646            28

See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

            Statement of Partners' Equity and Comprehensive Income

                       Three months ended March 31, 2001
                                  (Unaudited)

                              Limited and               Accumulated
                              additional    Managing    other
                              general       general     Comprehensive
                              partners      partner     Income          Total


Balance, December 31, 2000  $14,189,553   3,547,389         -     17,736,942

Distributions to partners    (1,013,513)   (253,378)        -     (1,266,891)

Comprehensive income:
 Net income                     604,270     151,068                  755,338
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                     (1,262,864)
 Change in fair value of out-
  standing hedging positions                            (278,180)
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                               1,155,281
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                (385,763)   (385,763)
Comprehensive income                                                 369,575

Balance, March 31, 2001     $13,780,310   3,445,079     (385,763) 16,839,626



See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                     2001            2000



Cash flows from operating activities:
  Net income                                   $   755,338          36,302
  Adjustments to reconcile net income
    to net cash (used by) operating activities:
      Depreciation, depletion and amortization     505,293          66,714
      Changes in operating assets and liabilities:
      Increase in accounts receivable -
       oil and gas revenues                       (176,871)       (103,016)
      Increase (decrease) in accrued expenses      188,066          (6,833)
           Net cash provided by (used by)
           operating activities                  1,271,826          (6,833)

Cash flow from financing activities:
  Distributions to partners                     (1,266,891)           -
           Net cash used by
           financing activities                 (1,266,891)           -

Net change in cash                                   4,935          (6,833)
Cash at beginning of period                         11,625          20,000
Cash at end of period                          $    16,560       $  13,167

See accompanying notes to financial statements.
















                                      -4-
                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2000, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)

4.  Derivative Instruments and Hedging Activities

    The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from its integrated natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

    Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactons and have a total estimated fair value of ($385,763) on March 31, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($1,262,864) which was recorded in accumulated other comprehensive income (AOCI). During the quarter ended March 31, 2001, the Partnership reclassified $1,155,281 from AOCI into oil and gas sales relating to the transition adjustment included in AOCI on January 1, 2001.

    Changes in fair value related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts are deferred and recorded in AOCI and subsequently recognized in income when the underlying hedged transaction occurs. In order for the contracts to qualify as a hedge, there must be sufficient hedging effectiveness. The change in the fair value of derivative instruments which do not qualify for hedging are recognized into income currently.

5.  Comprehensive Income

    Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         The Partnership was funded on December 31, 1999 with initial Limited and Additional General Partner contributions of $18,709,342 and the Managing General Partner contributed $4,069,282 in accordance with the Agreement. Syndication and management fee costs of $2,432,215 were incurred leaving available capital of $20,346,409 for Partnership activities.

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

         The Partnership had net working capital at March 31, 2001 of $1,005,689.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Revenue and expenses during the first quarter of 2001 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 2000 only a few wells were turned into line and producing. The Partnership distributed $1,266,891 to the partners during the first quarter of 2001.

Item 3.  Quantitative and Qualititive Disclosure About Market Rate Risk

    Commodity Price Risk

         The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of March 31, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 197,388 dt of natural gas with a weighted average price of $4.05 dt resulting in a total contract amount of $799,092, and a fair market value of ($385,763). Open option contracts maturing in 2001 are for the sale of 537,334 dt with a weighted average floor price of $3.75 dt.
                                      -7-
                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.



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


                                              PDC 1999-D Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 2001                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 2001                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer