Form 10-Q
period 2001-06-30
PDC 1999-D LTD PARTNERSHIP
filed 2001-08-14
CIK 1093942

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2001

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2001 (unaudited)
            and December 31, 2000                                      1

           Statements of Operations -
            Three and Six  Months Ended June 30, 2001
            and 2000 (unaudited)                                       2

           Statement of Partners' Equity and Comprehensive Income -
            Six Months Ended June 30, 2001 (unaudited)                 3

           Statements of Cash Flows-
            Six Months Ended June 30, 2001 and 2000 (unaudited)        4

           Notes to Financial Statements                               5 & 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

  Item 3.  Quantitative and Qualititive Disclosure About
           Market Rate Risk                                            8


PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           9

  Item 6.  Exhibits and Reports on Form 8-K                            9













                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2001 and December 31, 2000



           Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                         $      5,348          11,625
  Accounts receivable - oil and gas revenues      1,630,430       1,408,800
           Total current assets                   1,635,778       1,420,425

Oil and gas properties, successful
  efforts method                                 18,207,926      18,207,926
      Less accumulated depreciation, depletion
        and amortization                          2,856,763       1,868,696
                                                 15,351,163      16,339,230

                                                $16,986,941      17,759,655

           Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $   107,577          22,713
           Total current liabilities                107,577          22,713


Partners' Equity                                 16,879,364      17,736,942

                                                $16,986,941      17,759,655

See accompanying notes to financial statements.

                        PDC 1999-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

               Three and Six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            2001         2000          2001         2000


Revenues:
  Sales of oil and gas                  $1,510,240    $ 844,519    $3,048,274   $ 963,557
  Interest earned                            5,178            8        10,112           8
                                         1,515,418      844,527     3,058,386     963,565

Expenses:
  Lifting cost                             239,727       80,718       522,064      96,740
  Depreciation, depletion, and
   amortization                            482,774      475,775       988,067     542,489
                                           722,501      556,493     1,510,131     639,229

     Net income                         $  792,917    $ 288,034    $1,548,255   $ 324,336

     Net income per limited and
       additional general partner unit  $      678    $     246    $    1,324   $     253

See accompanying notes to financial statements.

                              PDC 1999-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                  Statement of Partners' Equity and Comprehensive Income

                              Six months ended June 30, 2001
                                        (Unaudited)

                                  Limited and               Accumulated
                                  additional    Managing    other
                                  general       general     Comprehensive
                                  partners      partner     Income          Total

Balance, December 31, 2000      $14,189,553   3,547,389         -     17,736,942

Distributions to partners        (1,954,101)   (488,524)        -     (2,442,625)

Comprehensive income:
 Net income                       1,238,604     309,651                1,548,255
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                         (1,262,864)
 Change in fair value of out-
  standing hedging positions                                 276,782
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                   1,022,874
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                      36,792      36,792
Comprehensive income                                                   1,585,047

Balance, June 30, 2001          $13,474,056   3,368,516       36,792  16,879,364



See accompanying notes to financial statements.

                              PDC 1999-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 2001 and 2000
                                        (Unaudited)

                                                         2001            2000



Cash flows from operating activities:
      Net income                                   $ 1,548,255         324,336
      Adjustments to reconcile net income
        to net cash provided by (used
        by) operating activities:
          Depreciation, depletion and amortization     988,067         542,489
          Changes in operating assets and liabilities:
          Increase in accounts receivable -
           oil and gas revenues                       (184,838)       (866,817)
          Increase (decrease) in accrued expenses       84,864        ( 14,477)
               Net cash provided by (used by)
               operating activities                  2,436,348         (14,469)

Cash flow from financing activities:
      Distributions to partners                     (2,442,625)           -
               Net cash used by
               financing activities                 (2,442,625)           -

Net change in cash                                      (6,277)        (14,469)
Cash at beginning of period                             11,625          20,000
Cash at end of period                              $     5,348           5,531

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

2.     Basis of Presentation

       The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

       Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $36,792 on June 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($1,262,864) which was recorded in accumulated other comprehensive income (AOCI). During the three and six months ended June 30, 2001, the Partnership reclassified ($132,407) and $1,022,874, respectively, from AOCI into oil and gas sales relating to settled contracts.

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

5.     Comprehensive Income

       Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $422,555 and $36,792 for the three and six months ended June 30, 2001, respectively.

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

           The Partnership had net working capital at June 30, 2001 of $1,528,201.

           The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

       Results of Operations

       Three Months Ended June 30, 2001 and 2000

           Revenue and expenses during the second quarter of 2001 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 2000 all of the wells were not yet turned into line and producing for the entire quarter. While the Partnership experienced net income of $792,917 depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $1,175,735 to the partners during the second quarter of 2001.

       Six Months Ended June 30, 2001 Compared with 2000

           Revenue and expenses during the first six months of 2001 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 2000 all of the wells were not turned into line and producing for the entire period. While the Partnership experienced net income of $1,548,255, depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $2,442,625 to the partners during the first six months of 2001.

                      PDC 1999-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                      Notes to Financial Statements
                                (Unaudited)

Item 3.    Quantitative and Qualititive Disclosure About Market Rate Risk

       Commodity Price Risk

           The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 93,936 dt of natural gas with a weighted average price of $3.94 dt resulting in a total contract amount of $370,044, and a fair market value of $36,792. Open option contracts maturing in 2001 are for the sale of 292,244 dt with a weighted average floor price of $3.75 dt.


































                                    -8-
                                                           CONFORMED COPY

                       PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

       None.

Item 6.  Exhibits and Reports on Form 8-K

       (a) None.

       (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.



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


                                            PDC 1999-D Limited Partnership

                                                    (Registrant)

                                            By its Managing General Partner
                                            Petroleum Development
Corporation




Date:  August 14, 2001                        /s/ Steven R. Williams
                                                  Steven R. Williams
                                                     President


Date:  August 14, 2001                        /s/ Dale G. Rettinger
                                                  Dale G. Rettinger
                                               Executive Vice President
                                                   and Treasurer