Form 10-Q
period 2001-09-30
PDC 1999-D LTD PARTNERSHIP
filed 2001-11-14
CIK 1093942

CONFORMED COPY




	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
	For the period ended September 30, 2001

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



	PDC 1999-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)


	INDEX



PART I - FINANCIAL INFORMATION						Page No.

	Item 1.  Financial Statements

		Balance Sheets - September 30, 2001 (unaudited)
		 and December 31, 2000 							1

		Statements of Operations -
		 Three and Nine Months Ended September 30, 2001
		 and 2000 (unaudited)							2

		Statement of Partners' Equity and Comprehensive Income -
		 Nine Months Ended September 30, 2001 (unaudited)		3

		Statements of Cash Flows-
		 Nine Months Ended September 30, 2001 and 2000 (unaudited)	4

		Notes to Financial Statements						5
	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations					7

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Rate Risk								8


PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings							9

	Item 6.	Exhibits and Reports on Form 8-K				9














	PDC 1999-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Balance Sheets

	September 30, 2001 and December 31, 2000




		Assets
										2001    	    2000
			                                	(Unaudited)

Current assets:
	Cash                          			$      9,182	   11,625
	Accounts receivable - oil and gas revenues	   1,132,902	1,408,800
	  	Total current assets				   1,142,084	1,420,425

Oil and gas properties, successful
	efforts method						  18,207,926     18,207,926
      Less accumulated depreciation, depletion
        and amortization	 				   3,197,463	1,868,696
						 			  15,010,463     16,339,230

									$ 16,152,547     17,759,655

		Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                     		$    	29,389	   22,713
		Total current liabilities	 		      29,389	   22,713


Partners' Equity	 						  16,123,158     17,736,942

									 $16,152,547     17,759,655

See accompanying notes to financial statements.

	PDC 1999-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statements of Operations

	Three and Nine months ended September 30, 2001 and 2000
	(Unaudited)

						   		Three Months Ended 	  Nine Months Ended
						 	    	September 30,     	    September 30,
							 	 2001   	  2000  	   2001 	  2000


Revenues:
	Sales of oil and gas			 $     663,520 	$1,697,087	$3,711,794	$ 2,660,644
	Interest earned	    				   3,871 	      -   	    13,983	          8
				  				 667,391 	 1,697,087	 3,725,777	  2,660,652

Expenses:
	Lifting cost					 142,145 	   240,300	   664,209	    337,040
	Direct administrative costs				40		-   		  40	       -
	Loss on impairment of oil and
	 gas properties					    -   	 2,118,483		-   	  2,118,483
	Depreciation, depletion, and
	 amortization	  				 340,700 	   251,492	 1,328,767	    793,981
				  				 482,885 	 2,610,275	 1,993,016	  3,249,504

		Net income (loss)				$184,506 	$ (913,188)	 1,732,761	$  (588,852)

		Net income (loss) per limited and
		  additional general partner unit	$    158 	$     (712)	    1,482	$      (459)

See accompanying notes to financial statements.

	PDC 1999-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statement of Partners' Equity and Comprehensive Income

	Nine months ended September 30, 2001
	(Unaudited)

								Limited and			Accumulated
								additional	Managing	other
								general	general 	Comprehensive
								partners	partner 	Income	  Total

Balance, December 31, 2000				$14,189,553  3,547,389	 	-      17,736,942

Distributions to partners				 (2,720,915)  (680,226)		-      (3,401,141)

Comprehensive income:
 Net income							  1,386,209    346,552 			  1,732,761
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001										(1,262,864)
 Change in fair value of out-
  standing hedging positions			 					   290,256
 Less reclassification
  adjustments for settled
  contracts included in net
  income											 1,027,204
 Closing balance of accumulated
  net gain on cash flow
  hedges				 							    54,596     54,596
Comprehensive income	           	          	          				      1,787,357

Balance, September 30, 2001				$12,854,847  3,213,715 	    54,596 16,123,158



See accompanying notes to financial statements.

	PDC 1999-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statements of Cash Flows

	Nine months ended September 30, 2001 and 2000
	(Unaudited)

											  2001  	  2000



Cash flows from operating activities:
	Net income								$ 1,732,761 	 (588,852)
	Adjustments to reconcile net income
	  to net cash provided from (used
	  in) operating activities:
	    Loss of impairment of oil and gas properties		-  	 	2,118,483
	    Depreciation, depletion and amortization		  1,328,767		  793,981
	    Changes in operating assets and liabilities:
	    Decrease (increase) in accounts receivable -
	     oil and gas revenues	 330,494 	(1,084,610)
	    Increase (decrease) in accrued expenses	     		6,676 	  (14,477)
	    Increase in amount due PDC	    				 -   		   18,307
		Net cash provided from (used in)
		operating activities					  3,398,698       1,242,832

Cash flow from financing activities:
	Distributions to partners					 (3,401,141)     (1,238,993)
		Net cash used in
		financing activities					 (3,401,141)     (1,238,993)

Net change in cash							     (2,443)	    3,839
Cash at beginning of period	    					     11,625 	   20,000
Cash at end of period							$     9,182 	   23,839

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

	The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

	Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS
 No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $54,596 on September 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($1,262,864) which was recorded in accumulated other comprehensive income (AOCI). During the three and nine months ended September 30, 2001, the Partnership reclassified $4,330 and $1,027,204, respectively, from AOCI into oil and gas sales relating to settled contracts.

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

	Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $17,804 and $54,596 for the three and nine months ended September 30, 2001, respectively.

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

		The Partnership had net working capital at September
30, 2001 of $1,112,695.

		The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

	Results of Operations

	Three Months Ended September 30, 2001 and 2000

	Natural gas sales decreased approximately 60.9% during the third quarter of 2001 compared with the same period in 2000 primarily due to lower average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, the loss on impairment of oil and gas properties and depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $958,515 to the partners during the third quarter of 2001.

Nine Months Ended September 30, 2001 Compared with 2000

	Natural gas sales increased approximately 39.5% during the first nine months of 2001 compared with the same period in 2000 primarily due to higher average sales prices offset in part by lower sales volumes. While the Partnership experienced a modest net income, the loss on impairment of oil and gas properties and depreciation, depletion, and amortization is a non-cash expense and therefore the Partnership distributed $3,401,141 to the partners during the first nine months of 2001.

	PDC 1999-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Notes to Financial Statements
	(Unaudited)


	New Accounting Standard

	In June, 2001, the Financial Accounting Board Issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Partnership's year beginning January 1, 2003. At the present time, the Partnership has not determined the impact SFAS No. 143 will have on its financial statements upon adoption.


Item 3.	Quantitative and Qualitative Disclosure About Market
            Rate Risk

	Commodity Price Risk

		The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of September 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 33,290 dt of natural gas with a weighted average price of $3.47 dt resulting in a total contract amount of $115,518. Open option contracts maturing in 2001 are for the sale of 77,678 dt with a weighted average floor price of $3.75 dt. The estimated fair market value of both the future contracts and the options is $54,596 as of September 30, 2001.

	CONFORMED COPY

	PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

		None.

Item 6.  Exhibits and Reports on Form 8-K

		(a) None.

		(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2001.



	SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				PDC 1999-D Limited Partnership
				 (Registrant)

				By its Managing General Partner
				Petroleum Development Corporation




Date:  November 14, 2001	  /s/ Steven R. Williams
					      Steven R. Williams
					         President


Date:  November 14, 2001	  /s/ Dale G. Rettinger
  				      	Dale G. Rettinger
						Executive Vice President
					      and Treasurer