Form 10-K
period 2001-12-31
PDC 1999-D LTD PARTNERSHIP
filed 2002-03-26
CIK 1093942

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

   THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001

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

      Under the terms of the Agreement, the allocation of revenues is as follows:

Allocation of Revenues
Additional General and Limited Partners	80%
==
Managing General Partner	20%
==

      Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

      The Partnership has no employees, however, PDC has approximately 90 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

Plan of Operations

      The Partnership participated in the drilling of approximately 52 gross wells all of which were successful and will continue to operate and produce them. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

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

Derivatives and Hedging Activities

      The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

      The Managing General Partner has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to "lock in" fixed prices from time to time for the Managing General Partner and its various limited partnerships' share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limited upside potential.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity from December 31, 1999 (date of inception) to December 31, 2001, of the Partnership which was conducted in the Continental United States.

Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Period Ended December 31, 2001	52	-	52	41.12	-	41.12
	==	==	==	====	==	=====

      No additional drilling activity is planned.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by state as of December 31, 2001.

	Natural Gas Wells
Location	Gross	Net
Colorado	20	19.69
Michigan	16	5.48
Pennsylvania	16	15.95
Total	52	41.12
	==	==

      A "productive well" is a well producing, or capable of producing, oil and/or gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership working interest to which it is entitled under its drilling agreement.

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

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
	Years Ended December 31,		December 31, 1999 (date of inception)
	2001	2000
Oil and Gas Sales	$4,048,325	4,806,843	-
Costs and Expenses	2,296,105	4,763,053	483,032
Net Income (loss)	1,768,676	49,921	(483,032)
Allocation of Net Income (loss):
Managing General Partner	353,735	9,985	(3,060)
Limited and Additional General Partners	1,414,941	39,936	(479,972)
Per Limited and Additional General Partner Unit	1,513	43	(513)
Total Assets	15,448,527	17,759,655	20,346,409
Distributions:
Managing General Partner	816,107	528,817	-
Limited and Additional
General Partners	3,264,428	2,115,272	-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

      The Partnership was funded with initial Limited and Additional General Partner contributions of $18,709,342 and the Managing General Partner contributed $4,069,282 in accordance with the Agreement. Syndication and management fee costs of $2,432,215 were incurred leaving available cash of $20,346,409 for Partnership activities.

      The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2001. Fifty-two wells have been drilled, all of which have been completed as producers. No additional wells will be drilled.

      The Partnership had working capital at December 31, 2001 of $609,135.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2001 Compared to 2000

      Oil and gas sales decreased 15.8% in 2001 compared to 2000 due to lower sales volumes of oil and lower average sales prices for oil offset in part by higher sales volumes of natural gas and higher average gas sales prices. Cash distributions increased from $2,644,089 in 2001 to $4,080,535 in 2001 due to 2000 not being a full production year. Oil and gas sales commenced during the second quarter of 2000 with revenue distributions to the partners commencing in the third quarter.

      The Partnership's revenues from natural gas and oil sales will be affected by changes in prices. Natural gas and oil prices are subject to general market conditions which drive the pricing changes.

      The principal effects of inflation upon the Partnership relate to the costs required to drill, complete and operate oil and gas wells. The Partnership expects these costs to remain somewhat stable over the next year.

Critical Accounting Policies

      Certain accounting policies are very important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments. The policies are as follows:

Impairment of Long-Lived Assets

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

     The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

New Accounting Standards

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and subsequently reviewed for impairment. The Partnership does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership cannot reasonably estimate the effect of the adoption of this Statement on either its financial position, results of operations, or cash flows.

     In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

Item 7.a.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner of the Partnership utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of December 31, 2001, the Partnership had no natural gas futures contracts or options contracts. As of December 31, 2000, the Partnership had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 were for the sale of 293,631 dt of natural gas with a weighted average price of $2.98 dt resulting in a total contract amount of $875,167, and a fair market value of $(1,132,589). Open option contracts maturing in 2001 were for the sale of 391,509 dt with a weighted average floor price of $3.68 dt and a fair value of $(130,275).

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2001, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

       FINANCIAL DISCLOSURE.

       NONE.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2001 has been filed with the Securities and Exchange Commission.

ITEM 11. MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the years ended December 31, 2001 and 2000 and on December 31, 1999 (date of inception).
	Years Ended December 31,		December 31, 1999 (Date of Inception)
	2001	2000
Drilling and completion costs	$ -	-	20,326,409
Offering and organization costs (includes reimburements of syndication costs and management fee)	-	-	2,432,215
Lifting costs	748,400	753,953	-
Tax return preparation	9,530	9,645	6,040
Direct administrative cost	1,823	1,594	3,000

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
March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 26, 2002

/s/ Steven R. Williams Steven R. Williams	President and Director	March 26, 2002

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March 26, 2002

/s/ Roger J. Morgan Roger J. Morgan	Secretary and Director	March 26, 2002

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2001 and 2000 and

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1999-D Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and December 31, 1999 (date of inception), in conformity with with accounting principles generally accepted in the United States of America

As discussed in note 1 to the financial statements, the Partnership changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Pittsburgh, Pennsylvania

March 11, 2002

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2001 and 2000

Assets	2001	2000

Current assets:
Cash	$ 11,604	$ 11,625
Accounts receivable - oil and gas revenues	620,974	1,408,800
Total current assets	632,578	1,420,425

Oil and gas properties, successful efforts method (Notes 3 and 5):
Oil and gas properties	18,207,926	18,207,926
Less accumulated depreciation, depletion, and amortization	3,391,977	1,868,696
	14,815,949	16,339,230

	$15,448,527	$17,759,655
	==========	==========
Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 23,443	$ 22,712
Total current liabilities	23,443	22,712

Partners' equity	15,425,084	17,736,943

	$15,448,527	$17,759,655
	==========	==========

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2001 and 2000 and

December 31, 1999 (Date of Inception)
	2001	2000	1999
Revenues:
Sales of oil and gas	$4,048,325	4,806,843	-
Interest income	16,456	6,131	-
	4,064,781	4,812,974	-
Expenses (note 3):

Lifting cost	748,400	753,953	-
Management fee	-	-	467,734
Independent audit fee	5,852	5,682	6,083
Franchise taxes	-	-	175
Tax return preparation	9,530	9,645	6,040
Direct administrative cost	1,823	1,594	3,000
Independent engineering cost	7,219	5,000	-
Loss on impairment of oil and gas properties	-	2,118,483	-
Depreciation, depletion and amortization	1,523,281	1,868,696	-
	2,296,105	4,763,053	483,032

Net income (loss)	$1,768,676	49,921	(483,032)

Net income (loss) per limited and additional general partner unit	$ 1,513	$ 43	(513)
	==========	=========	========

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

Years Ended December 31, 2001 and 2000 and

December 31, 1999 (Date of Inception)

	Limited and additional general partners	Managing general Partner	Accumulated Other Comprehensive Income	Total
Partners' initial capital contributions	$ 18,709,342	4,069,282	-	22,778,624
Syndication costs	(1,964,481)	-		(1,964,481)
Net loss	(479,972)	(3,060)		(483,032)
Balance, December 31, 1999	16,264,889	4,066,222	-	20,331,111

Distributions to partners	(2,115,272)	(528,817)		(2,644,089)
Net income	39,936	9,985		49,921
Balance, December 31, 2000	$ 14,189,553	3,547,390	-	17,736,943

Distribution to partners	(3,264,428)	(816,107)		(4,080,535)

Comprehensive income:
Net income	1,414,941	353,735		1,768,676
Cumulative effect of change in accounting principle January 1, 2001			(1,262,864)
Change in fair value of outstanding hedging positions			640,612
Reclassification adjustment for settled contracts included in net income			622,252
Other comprehensive income			-	-
Comprehensive income				1,768,676

Balance, December 31, 2001	$12,340,066	3,085,018	-	15,425,084
	==========	==========	==========	==========

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2001 and 2000 and

December 31, 1999 (Date of Inception)

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$1,768,676	49,921	(483,032)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation, depletion and amortization	1,523,281	1,868,696	-
Loss on impairment of oil and gas properties	-	2,118,483	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	787,826	(1,408,800)	-
Increase in accrued expenses	731	7,414	15,298

Net cash provided from (used by) operating activities	4,080,514	2,635,714	(467,734)

Cash flows from investing activities:
Expenditures for oil and gas properties	-	-	(20,326,409)

Net cash used by investing activities	-	-	(20,326,409)

Cash flows from financing activities:
Limited and additional general partner contributions	-	-	18,709,342
Managing General Partner contribution	-	-	4,069,282
Syndication cost paid	-	-	(1,964,481)
Distributions to partners	(4,080,535)	(2,644,089)	-

Net cash (used by) provided from financing activities	(4,080,535)	(2,644,089)	20,814,143

Net (decrease) increase in cash	(21)	(8,375)	20,000
Cash at beginning of period	11,625	20,000	-
Cash at end of period	$ 11,604	11,625	20,000
	==========	==========	==========

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2001 and 2000 and

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

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 2000 the loss on impairment of oil and gas properties as reflected in the Statement of Operations amounted to $2,118,483.

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

(Continued)

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     Derivatives Financial Instruments

     The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes.

     As of December 31, 2001, the Partnership had no futures contracts or options contacts for the sale of natural gas.

     All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2001.

     Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised. Additionally, if the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will discontinue.

     For the years ended December 31, 2000 and 1999, prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Hedging Activities", gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts were deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurred. In order for futures contracts to qualify as a hedge, there must have been sufficient correlation to the underlying hedged transaction.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     The Partnership adopted the provisions of SFAS 133/139 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($1,262,864) which was recorded in accumulated other comprehensive income (AOCI). During the year ended December 31, 2001, the Partnership reclassified $622,252 from AOCI into oil and gas sales relating to settled contracts.

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

     By using derivative financial instruments to hedge exposures to changes in and commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contracts. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates repayment risk. The Managing General Partner minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

     Use of Estimates

     The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties which are used in assessing impairment of long-lived assets.

     New Accounting Standards

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and subsequently reviewed for impairment. The Partnership does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership cannot reasonably estimate the effect of the adoption of this Statement on either its financial position, results of operations, or cash flows.

     In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

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

(3)  Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include the following:

	Years Ended December 31,	December 31, 1999 (date of
	2001	2000	inception
Drilling, completion and lease costs	$ -	-	20,326,409
Offering and organization costs (includes reimbursements of syndication cost and management fee)	-	-	2,432,215
Lifting costs	748,400	753,953	-
Tax return preparation	9,530	9,645	6,040
Direct administrative cost	1,823	1,594	3,000

(4)  Allocation

     The following table summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.
	Investor Partners(2)(3)	Managing General Partner(2)(3)

Partnership Costs
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee	100%	0%
Lease Costs	0%	100%
Tangible Equipment	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs	80%	20%
Direct Costs	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases	80%	20%
Interest Income	80%	20%

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

(3)   As set forth in the following paragraphs, the allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs.

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

      (4)   In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners. During 2000 PDC purchased a total of .25 units of partnership interest for a total ownership of 0.25 units as of December 31, 2001 which represents a 0.03% ownership of the Investor Partners share of limited and additional general partnership units. Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table. During 2001 and 1999, there were no units of the Partnership repurchased by PDC.

(5)  Costs Relating to Oil and Gas Activities

     The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

December 31,
	2001	2000	1999
Unevaluated oil and gas properties	-	-	20,326,409
Lease acquisition costs	$ 846,270	846,270	-
Intangible development costs	16,261,127	16,261,127	-
Well equipment	3,219,012	3,219,012	-
Impairment charge	(2,118,483)	(2,118,483)	-
	$ 18,207,926	$ 18,207,926	$ 20,326,409
	==========	==========	==========

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

     This following costs were incurred for the Partnership's oil and gas activities:

	Years Ended December 31,		December 31, 1999 (date of
	2001	2000	inception)
Costs incurred:
Lease acquisition costs	$ -	846,270	-
Development costs	-	19,480,139	-
Unevaluated oil and gas properties	-	(20,326,409)	$20,326,409
	$ -	-	20,326,409

(6)  Income Taxes

     As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2001 and 2000, the income tax basis of the partnership's oil and gas properties was $2,797,117 and $3,576,905, respectively.

(7) Supplemental Reserve Information (unaudited)

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

	Natural gas	Oil
	(mcf)	(bbls)
Proved developed reserves as of
December 31, 1999	-	-
Extensions, discoveries and other additions	14,128,007	264,539
Production	(994,838)	(38,885)

Proved developed reserves as of
December 31, 2000	13,133,169	225,654

Revisions of previous estimates	134,646	(39,129)
Production	(1,143,194)	(18,958)

Proved developed reserves as of
December 31, 2001	12,124,621	167,567
	=========	========