Form 10-Q
period 2002-09-30
PDC 1999-D LTD PARTNERSHIP
filed 2002-10-31
CIK 1093942

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended September 30, 2002

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

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 2,259	11,604
Accounts receivable - oil and gas revenues	499,535	620,974
Total current assets	501,794	632,578

Oil and gas properties, successful efforts method	18,207,926	18,207,926
Less accumulated depreciation, depletion
and amortization	4,323,111	3,391,977
	13,884,815	14,815,949

	$14,386,609	15,448,527

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 48,212	23,443
Total current liabilities	48,212	23,443

Partners' Equity	14,338,397	15,425,084

	$14,386,609	15,448,527

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three Months and Nine Months ended September 30, 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Sales of oil and gas	$ 518,777	663,520	1,690,818	3,711,794
Interest income	1,030	3,871	1,852	13,983
	519,807	667,391	1,692,670	3,725,777
Expenses:
Lifting cost	134,921	142,145	437,358	664,209
Direct administrative charges	158	40	247	40
Depreciation, depletion, and amortization	196,793	340,700	931,134	1,328,767
	331,872	482,885	1,368,739	1,993,016

Net income	$ 187,935	184,506	323,931	1,732,761

Net income per limited and additional
general partner unit	$ 161	158	277	1,482

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income

Nine Months ended September 30, 2002

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2001	$12,340,066	3,085,018	-	15,425,084

Distributions to partners	(1,139,400)	(284,848)		(1,424,248)

Comprehensive income:
Net income	259,145	64,786	-	323,931
Change in fair value of Outstanding hedging positions			13,630
Less reclassification adjustments for settled contracts included in net income			-
Other comprehensive income			13,630	13,630
Comprehensive income				337,561
Balance, September 30, 2002	$ 11,459,811	2,864,956	13,630	14,338,397

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Nine Months ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$323,931	1,732,761
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	931,134	1,328,767
Changes in operating assets and liabilities:
Decrease in accounts receivable	178,039	330,494
(Decrease) increase in accrued expenses	(18,201)	6,676
Net cash provided from operating activities	1,414,903	3,398,698

Cash flows from financing activities:
Distributions to partners	(1,424,248)	(3,401,141)
Net cash used by financing activities	(1,424,248)	(3,401,141)

Net decrease in cash	(9,345)	(2,443)
Cash at beginning of period	11,604	11,625
Cash at end of period	$ 2,259	9,182

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership had net working capital at September 30, 2002 of $453,582.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three Months Ended September 30, 2002 Compared with 2001

Sales of oil and gas decreased 21.8% during the third quarter of 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net income of $187,935, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $474,525 to the partners during the third quarter of 2002.

Nine Months ended September 30, 2002 Compared with 2001

Sales of oil and gas decreased 54.4% during the first nine months of 2002 compared to 2001 due to lower average sales prices of natural gas and lower sales volumes of natural gas. While the Partnership experienced a modest net income $323,931, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $1,424,248 to the partners during the first nine months of 2002.

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

Item 3. Quantitative and Qualitative Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices close to or above $4 per million Btu"s (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Managing General Partner believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

During the second and third quarters of 2002, our Colorado gas prices have been adversely effected by an increase in the "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production. Several major pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but we expect the situation to improve over the coming year.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to reduce some of the impact of fluctuations in prices. Through October of 2003 the Partnership has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. These floor and ceiling prices were set at levels which allowed the Partnership to set floors on two units of production for each unit of production with a ceiling. For the month of October 2002 the Partnership has floors in place in a range from $2.20 to $2.85 on 46,031 Mmbtu of monthly production and ceilings in place in a range from $3.20 to $3.75 on 23,015 Mmbtu of monthly production. For the period from November 2002 through March 2003, the Partnership has floors in place in a range from $2.75 to $3.59 on 54,506 Mmbtu of monthly production and ceilings in place in a range from $3.87 to $4.19 on 27,253 Mmbtu of monthly production. For the period April 2003 through October 2003, the Partnership has floors in place in a range from $2.50 to $3.41 on 27,253 Mmbtu of monthly production and ceilings in place in a range from $3.13 to $3.80 on 13,627 Mmbtu of monthly production. The fair value of these floors and ceilings as of September 30, 2002 is ($13,630).

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of September 30, 2002 the Partnership had option contracts for the sale of 254,668 dt of natural gas with an average ceiling price of $3.71 and for the sale of 509,336 dt of natural gas with an average floor price of $2.93.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) None.

           (b) No reports on Form 8-K have been filed during the quarter ended

                September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1999-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date:	/s/ Steven R. Williams Steven R. Williams President

Date:	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer

FORM 10-Q CERTIFICATION

I, James N. Ryan , certify that:

  I have reviewed this quarterly report on Form 10-Q of PDC 1999-D Limited Partnership;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant"s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant"s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant"s auditors and the audit committee of registrant"s board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant"s ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal controls; and
  The registrant"s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: ___________________

James N. Ryan

Chief Executive Officer

of Petroleum Development Corporation

Managing General Partner

10

FORM 10-Q CERTIFICATION

I, Dale G. Rettinger, certify that:

  I have reviewed this quarterly report on Form 10-Q of PDC 1999-D Limited Partnership;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant"s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant"s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant"s auditors and the audit committee of registrant"s board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant"s ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal controls; and
  The registrant"s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: ___________________

Dale G. Rettinger

Chief Financial Officer

of Petroleum Development Corporation

Managing General Partner

11