Form 10-K
period 2002-12-31
PDC 1999-D LTD PARTNERSHIP
filed 2003-03-26
CIK 1093942

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

   THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2002

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

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

Employees

      The Partnership has no employees, however, PDC has approximately 94 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

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

Derivatives and Hedging Activities

      The Managing General Partner has extensive experience and utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. The Partnership has not hedged any of its oil production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

Notwithstanding the measures taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity of the Partnership which was conducted in the Continental United States.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
52	-	52	41.12	-	41.12
==	==	==	=====	===	=====

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by state as of December 31, 2002.

	Natural Gas Wells
Location	Gross	Net
Colorado	20	19.69
Michigan	16	5.48
Pennsylvania	16	15.95
Total	52	41.12
	==	=====

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During 2002 the Managing General Partner proposed an amendment to Article 8.02 of the partnership agreement to delete the word "independent" from "independent petroleum engineers". The proposed amendment was submitted to a vote and was passed.

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

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
	Years Ended December 31,
	2002	2001	2000
Oil and Gas Sales	$2,291,816	4,048,325	4,806,843
Costs and Expenses	1,791,242	2,296,105	4,763,053
Net Income	502,912	1,768,676	49,921
Allocation of Net Income:
Managing General Partner	100,582	353,735	9,985
Limited and Additional General Partners	402,330	1,414,941	39,936
Per Limited and Additional General Partner Unit	430	1,513	43
Total Assets	14,167,055	15,448,527	17,759,655
Distributions:
Managing General Partner	360,823	816,107	528,817
Limited and Additional
General Partners	1,443,290	3,264,428	2,115,272

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

      The Partnership had working capital at December 31, 2002 of $488,901.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2002 Compared to 2001

      Oil and gas sales decreased 43.4% in 2002 compared to 2001 as a result of lower sales volumes and lower average sales prices. Cash distributions decreased from $4,080,535 to $1,804,113 due to the decrease in oil and gas sales.

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

New Accounting Standards

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset within oil and gas properties which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership does not believe the adoption of this Statement will have a material effect on its financial position, results of operations, cash flows, or disclosures.

Item 7 A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (mmbtu). These prices look strong for the remainder of the year with natural gas storage levels at five-year low levels. The Partnership believes that volatility creates the possibility of both periods of low prices and continued high prices.

     Earlier this year, Colorado gas prices had been adversely effected by an increase in the negative "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production during the summer months. This situation has corrected itself some this winter. Several major pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but the Partnership expects the situation to improve over the coming year.

     Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2003 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from January 2003 through March 2003, the Partnership has floors in place in a range from $2.75 to $3.80 on 59,202 mmbtu of monthly production and ceilings in place in a range from $3.28 to $4.45 on 22,201 mmbtu of monthly production. For the period April 2003 through October 2003, the Partnership has floors in place in a range from $2.50 to $3.50 on 37,001 mmbtu of monthly production and ceilings in place in a range from $3.13 to $3.80 on 11,101 mmbtu of monthly production. The fair value of these floors and ceilings as of December 31, 2002 is ($12,302).

     As of December 31, 2002 the Partnership had option contracts for the sale of 144,307 mmbtu of natural gas with an average ceiling price of $3.64 and for the sale of 436,616 mmbtu of natural gas with an average floor price of $2.80.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

       FINANCIAL DISCLOSURE.

       NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2002 has been filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

       NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the periods listed below:

	Periods Ended December 31,
	2002	2001	2000
Lifting costs	$575,517	748,400	753,953
Tax return preparation	11,675	9,530	9,645
Direct administrative cost	4,595	1,823	1,594

ITEM 14.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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
March 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 25, 2003

/s/ Steven R. Williams Steven R. Williams	President and Director	March 25, 2003

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March 25, 2003

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	March 25, 2003

FORM 10-K CERTIFICATION

I, James N. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 1999-D Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

 /s/ James N. Ryan

James N. Ryan

Chief Executive Officer

of Petroleum Development Corporation

FORM 10-K CERTIFICATION

I, Dale G. Rettinger, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 1999-D Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

 /s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer

of Petroleum Development Corporation

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2002, 2001 and 2000

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1999-D Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with with accounting principles generally accepted in the United States of America

As discussed in note 1 to the financial statements, the Partnership changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Pittsburgh, Pennsylvania

March 10, 2003

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2002 and 2001
Assets	2002	2001

Current assets:
Cash	$ 2,675	$ 11,604
Accounts receivable - oil and gas revenues	541,700	620,974
Total current assets	544,375	632,578

Oil and gas properties, successful efforts method (notes 3 and 5):
Oil and gas properties	18,207,926	18,207,926
Less accumulated depreciation, depletion, and amortization	4,585,246	3,391,977
	13,622,680	14,815,949

	$14,167,055	$15,448,527
	==========	==========
Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 55,474	$ 23,443
Total current liabilities	55,474	23,443

Partners' equity	14,111,581	15,425,084

	$14,167,055	$15,448,527
	==========	==========

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Sales of oil and gas	$2,291,816	$4,048,325	4,806,843
Interest income	2,338	16,456	6,131
	2,294,154	4,064,781	4,812,974
Expenses (note 3):

Lifting cost	575,517	748,400	753,953
Independent audit fee	6,086	5,852	5,682
Tax return preparation	11,675	9,530	9,645
Direct administrative cost	4,595	1,823	1,594
Independent engineering cost	100	7,219	5,000
Loss on impairment of oil and gas properties	-	-	2,118,483
Depreciation, depletion and amortization	1,193,269	1,523,281	1,868,696
	1,791,242	2,296,105	4,763,053

Net income	$ 502,912	$1,768,676	49,921
	=========	=========	=========
Net income per limited and additional general partner unit	$ 430	$ 1,513	$ 43
	=========	=========	========

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

Years Ended December 31, 2002, 2001 and 2000

	Limited and additional general partners	Managing general Partner	Accumulated Other Comprehen-sive Income	Total
Partners' initial capital contributions	$ 18,709,342	4,069,282	-	22,778,624
Syndication costs	(1,964,481)	-		(1,964,481)
Net loss	(479,972)	(3,060)		(483,032)
Balance, December 31, 1999	16,264,889	4,066,222	-	20,331,111

Distributions to partners	(2,115,272)	(528,817)		(2,644,089)
Net income	39,936	9,985		49,921
Balance, December 31, 2000	14,189,553	3,547,390	-	17,736,943

Distribution to partners	(3,264,428)	(816,107)		(4,080,535)

Comprehensive income:
Net income	1,414,941	353,735		1,768,676
Cumulative effect of change in accounting principle January 1, 2001			(1,262,864)
Change in fair value of outstanding hedging positions			640,612
Reclassification adjustment for settled contracts included in net income			622,252
Other comprehensive income			-	-
Comprehensive income				1,768,676

Balance, December 31, 2001	12,340,066	3,085,018	-	15,425,084

Distribution to partners	(1,443,290)	(360,823)		(1,804,113)

Comprehensive income:
Net income	402,330	100,582		502,912
Change in fair value of outstanding hedging positions			(12,302)
Reclassification adjustment for settled contracts included in net income			-
Other comprehensive loss			(12,302)	(12,302)
Comprehensive income				490,610

Balance, December 31, 2002	$11,299,106	2,824,777	(12,302)	14,111,581
	==========	=========	==========	==========

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000
	2002	2001	2000
Cash flows from operating activities:
Net income	$ 502,912	1,768,676	49,921
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	1,193,269	1,523,281	1,868,696
Loss on impairment of oil and gas properties	-	-	2,118,483
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	99,225	787,826	(1,408,800)
(Decrease) increase in accrued expenses	(222)	731	7,414

Net cash provided from operating activities	1,795,184	4,080,514	2,635,714

Cash flows from financing activities:
Distributions to partners	(1,804,113)	(4,080,535)	(2,644,089)

Net cash used by financing activities	(1,804,113)	(4,080,535)	(2,644,089)

Net decrease in cash	(8,929)	(21)	(8,375)
Cash at beginning of period	11,604	11,625	20,000
Cash at end of period	$ 2,675	11,604	11,625
	==========	==========	==========

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2002, 2001 and 2000

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

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 2002 by the Managing General Partner's petroleum engineers and at December 31, 2001 and 2000 by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2002.

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

For the year ended December 31, 2000, prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Hedging Activities", gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts were deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurred. In order for futures contracts to qualify as a hedge, there must have been sufficient correlation to the underlying hedged transaction. The change in the fair value of derivative instruments which do not qualify for hedging were recognized into income in 2000.

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

By using derivative financial instruments to hedge exposures to changes in and commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contracts. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit/repayment risk. The Managing General Partner minimizes the credit/repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

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

New Accounting Standards

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset within oil and gas properties which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership does not believe the adoption of this Statement will have a material effect on its financial position, results of operations, cash flows, or disclosures.

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

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(3)  Transactions with Managing General Partner and Affiliates

The Partnership's transactions with the Managing General Partner include the following:

	Years Ended December 31,
	2002	2001	2000
Lifting costs	$575,517	748,400	753,953
Tax return preparation	11,675	9,530	9,645
Direct administrative cost	4,595	1,823	1,594

(4)  Allocation

The following table summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.
	Investor Partners(4)(5)	Managing General Partner(4)(5)

Partnership Costs
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee	100%	0%
Lease Costs	0%	100%
Tangible Equipment	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs(2)	80%	20%
Direct Costs(3)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases	80%	20%
Interest Income	80%	20%

(1)   Organization and Offering Costs, net of the Dealer Manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10-1/2% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

(2)   Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

(3)   The Managing General Partner receives monthly reimbursement from the Partnership for their direct costs incurred by the Managing General Partner on behalf of the Partnership.

(4)   To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(5)   As set forth in the following paragraphs, the allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs.

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

      (6)   In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners. During 2002 PDC purchased no additional units of partnership interest for a total ownership of 0.25 units as of December 31, 2002 which represents a 0.03% ownership of the original Investor Partners share of limited and additional general partnership units. Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

	December 31,
	2002	2001	2000
Lease acquisition costs	$ 846,270	846,270	846,270
Intangible development costs	16,261,127	16,261,127	16,261,127
Well equipment	3,219,012	3,219,012	3,219,012
Impairment charge	(2,118,483)	(2,118,483)	(2,118,483)
	$ 18,207,926	$ 18,207,926	$ 18,207,926
	===========	===========	===========

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

This following costs were incurred for the Partnership's oil and gas activities:

	Years Ended December 31,
	2002	2001	2000
Costs incurred:
Lease acquisition costs	$ -	-	846,270
Development costs	-	-	19,480,139
Unevaluated oil and gas properties	-	-	(20,326,409)
	$ -	-	-
	========	=========	============

(6)  Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2002 and 2001, the income tax basis of the partnership's oil and gas properties was $2,240,125 and $2,797,117, respectively.

(7)  Supplemental Reserve Information (unaudited)

Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partners petroleum engineers at December 31, 2002 and by an independent petroleum engineer, Wright & Company, Inc. at December 31, 2001 and 2000. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices, adjusted for hedging contracts. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Natural gas	Oil
	(mcf)	(bbls)
Proved developed reserves as of
December 31, 1999	-	-
Extensions, discoveries and other additions	14,128,007	264,539
Production	(994,838)	(38,885)

Proved developed reserves as of
December 31, 2000	13,133,169	225,654

Revisions of previous estimates	134,646	(39,129)
Production	(1,143,194)	(18,958)

Proved developed reserves as of
December 31, 2001	12,124,621	167,567

Revisions of previous estimates	(628,155)	33,869
Production	(873,829)	(15,221)

Proved developed reserves as of
December 31, 2002	10,622,637	186,215
	==========	========