Form 10-Q
period 2003-09-30
PDC 1999-D LTD PARTNERSHIP
filed 2003-11-14
CIK 1093942

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended September 30, 2003

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

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 3,554	2,675
Accounts receivable - oil and gas revenues	600,512	541,700
Total current assets	604,066	544,375

Oil and gas properties, successful efforts method	18,223,781	18,207,926
Less accumulated depreciation, depletion
and amortization	5,263,049	4,585,246
	12,960,732	13,622,680

	$13,564,798	14,167,055

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 22,869	55,474
Total current liabilities	22,869	55,474

Asset retirement obligation	19,166	-

Partners' Equity	13,522,763	14,111,581

	$13,546,798	14,167,055

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Nine Months ended September 30, 2003 and 2002

(Unaudited)

Three Months Ended September 30, Nine Months Ended September 30,

2003 2002 2003 2002

Revenues:
Sales of oil and gas	$ 775,016	518,777	2,291,968	1,690,818
Interest income	254	1,030	944	1,852
	775,270	519,807	2,292,912	1,692,670
Expenses:
Lifting cost	168,080	134,921	490,705	437,358
Direct administration cost	-	158	351	247
Depreciation, depletion, and amortization	211,833	196,793	673,807	931,134
	379,913	331,872	1,164,863	1,368,739

Income before cumulative effect of accounting change	395,357	187,935	1,128,049	323,931

Cumulative effect of accounting change	-	-	(7,024)	-

Net income after cumulative effect of Accounting change	$ 395,357	187,935	1,121,025	323,931

Net income per limited and additional
general partner unit	$ 338	161	959	277

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Nine Months ended September 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$11,299,106	2,824,777	(12,302)	14,111,581

Distributions to partners	(1,371,780)	(342,945)	-	(1,714,725)

Comprehensive income:
Net income	896,820	224,205	-	1,121,025
Change in fair value of outstanding hedging positions			5,143
Less reclassification adjustments for settled contracts included in net income			(261)
Other comprehensive income			4,882	4,882
Comprehensive income				1,125,907

Balance, September 30, 2003	$10,824,146	2,706,037	(7,420)	13,522,763

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Nine Months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$ 1,121,025	323,931
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	673,807	931,134
Cumulative effect of accounting change	7,024	-
Accretion of asset retirement obligation	283	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(69,983)	178,039
Decrease in accounts payable	(16,552)	(18,201)
Net cash provided from operating activities	1,715,604	1,414,903

Cash flows from financing activities:
Distributions to partners	(1,714,725)	(1,424,248)
Net cash used by financing activities	(1,714,725)	(1,424,248)

Net increase (decrease) in cash	879	(9,345)
Cash at beginning of period	2,675	11,604
Cash at end of period	$ 3,554	2,259

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of oil and natural gas are recognized when the rights and responsibilities of ownership passes to the purchasers and are net of royalties.

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

The Partnership had net working capital at September 30, 2003 of $581,197.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended September 30, 2003 compared with September 30, 2002

Oil and gas sales for the three months ended September 30, 2003 were $775,016 compared to $518,777 for the three months ended September 30, 2002, an increase of $256,239 or 49.4%. The volume of natural gas sold for the three months ended September 30, 2003, was 157,199 Mcf at an average sales price of $4.52 per Mcf compared to 196,894 Mcf at an average price of $2.14 per Mcf for the three months ended September 30, 2002. Oil sales were 2,171 barrels at an average sales price of $29.04 per barrel for the three months ended September 30, 2003 compared to 3,501 barrels at an average sales price of $27.41 per barrel for the three months ended September 30, 2002. The Lifting cost for the three months ended September 30, 2003 was $.99 per Mcfe compared to $.62 per Mcfe for the three months ended September 30, 2002. While the Partnership experienced a net income of $395,357, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $602,417 to the partners for the three months ending September 30, 2003.

Nine months ended September 30, 2003 compared with September 30, 2002

Oil and gas sales for the nine months ended September 30, 2003 were $2,291,968 compared to $1,690,818 for the nine months ended September 30, 2002, an increase of $601,150 or 35.6%. The volume of natural gas sold for the nine months ended September 30, 2003, was 490,672 Mcf at an average sales price of $4.21 per Mcf compared to 637,429 Mcf at an average price of $2.22 per Mcf for the nine months ended September 30, 2002. Oil sales were 7,551 barrels at an average sales price of $29.66 per barrel for the nine months ended September 30, 2003 compared to 12,438 barrels at an average sales price of $22.30 per barrel for the nine months ended September 30, 2002. The Lifting cost for the nine months ended September 30, 2003 was $.92 per Mcfe compared to $.61 per Mcfe for the nine months ended September 30, 2002. While the Partnership experienced a net income of $1,121,025, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $1,714,725 to the partners for the nine months ending September 30, 2003.

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

Revenue Recognition. Sales of oil and natural gas are recognized when the rights and responsibilities of ownership passes to the purchasers and are net of royalties.

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past few years, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (Mmbtu). These prices look strong for the remainder of the year although natural gas storage levels are near normal levels following a period when storage levels had been at a five-year low. The Managing General Partner believes this situation creates the possibility of both periods of low prices and continued high prices.

In 2001, 2002 and earlier this year Colorado gas prices were adversely affected by an increase in the negative "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest was not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand was at low summer levels. The result was lower prices and some limited curtailment during the summer months. Higher winter demand by local Rocky Mountain markets improved gas prices during the first three quarters of 2003, and the recent start-up of the Kern River Pipeline expansion project has reduced the price discount to historical levels. Several other pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater volatility in Colorado than some other producing areas, but we expect the situation to continue to be better for the remainder of 2003 than it was in 2002.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Because of the uncertainty surrounding gas prices, the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004, the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the month of October 2003, the Partnership has floors in place at $2.50 on 14,848 Mmbtu of monthly production and ceilings in place at $3.13 on 3,712 Mmbtu of monthly production. For the period November 2003 through March 2004, the Partnership has floors in place in a range from $3.50 to $4.45 on 17,514 Mmbtu of monthly production and ceilings in place in a range from $5.00 to $5.40 on 13,211 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. The Managing General Partner also has in place at September 30, 2003, hedges on 176 barrels a month for its Wattenberg Field oil production for the period from October 2003 through December 2003 at a price of $30.00 per barrel.

As of September 30, 2003 the Partnership had option contracts for the sale of 69,768 Mmbtu of natural gas with an average ceiling price of $5.13 and for the sale of 102,416 Mmbtu of natural gas with an average floor price of $3.71. The partnership also has hedging contracts for the sale of 528 barrels of oil at $30.00 per barrel. The fair value of all floors, ceilings and hedges as of September 30, 2003 is $(7,420).

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter.

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

               September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1999-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: November 12, 2003	/s/ James N. Ryan James N. Ryan Chief Executive Officer

Date: November 12, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: November 12, 2003	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer