Form 10-Q
period 2004-06-30
PDC 1999-D LTD PARTNERSHIP
filed 2004-08-06
CIK 1093942

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2004

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-49673

I.R.S. Employer Identification Number 55-0779061

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

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 4,211	3,813
Accounts receivable - oil and gas revenues	571,092	448,147
Total current assets	575,303	451,960

Oil and gas properties, successful efforts method	17,641,966	17,641,966
Less accumulated depreciation, depletion
and amortization	5,910,234	5,497,425
	11,731,732	12,144,541

	$12,307,035	12,596,501

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 106,857	35,258
Total current liabilities	106,857	35,258

Asset retirement obligations	20,173	20,173

Partners' Equity	12,180,005	12,541,070

	$12,307,035	12,596,501

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Six Months ended June 30, 2004 and 2003

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Sales of oil and gas	$ 734,695	772,931	1,602,909	1,516,952
Interest income	208	361	454	690
	734,903	773,292	1,603,363	1,517,462
Expenses:
Lifting cost	163,040	171,027	342,781	322,625
Direct administration cost	8	-	8	351
Depreciation, depletion, and amortization	185,248	252,497	412,809	461,974
	348,296	423,524	755,598	784,950

Net income before cumulative effect of change in accounting principle	386,607	349,768	847,765	732,692

Cumulative effect of change in accounting principle	-	-	-	(7,024)

Net income	$ 386,607	349,768	847,765	725,668

Net income per limited partner unit before cumulative effect of change in accounting principle	$ 331	300	725	628
Cumulative effect of change in accounting principle	-	-	-	(7)

Net income per limited partner unit	$ 331	$ 300	$ 725	$ 621

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six months ended June 30, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$10,042,211	2,510,554	(11,695)	12,541,070

Distributions to partners	(907,226)	(226,806)	-	(1,134,032)

Comprehensive income:
Net income	678,212	169,553	-	847,765
Change in fair value of outstanding hedging positions			(32,598)
Less reclassification adjustments for settled contracts included in net income			(42,200)
Other comprehensive loss			(74,798)	(74,798)
Comprehensive income				772,967

Balance June 30, 2004	$ 9,813,197	2,453,301	(86,493)	12,180,005

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$847,765	725,668
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	412,809	461,974
Cumulative effect of change in accounting principle	-	7,024
Accretion of asset retirement obligations	-	283
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(120,768)	(69,238)
Decrease in accounts payable	(5,376)	(13,140)
Net cash provided from operating activities	1,134,430	1,112,571

Cash flows from financing activities:
Distributions to partners	(1,134,032)	(1,112,308)
Net cash used by financing activities	(1,134,032)	(1,112,308)

Net increase in cash	398	263
Cash at beginning of period	3,813	2,675
Cash at end of period	$ 4,211	2,938

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $846,270 of mineral rights associated with developed oil and gas properties as of June 30, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment. There is a proposed FASB staff position issued that clarifies that reclassification will not be necessary under the exception to SFAS No. 142 but the comment period is still open. Final resolution is expected by the end of the Partnership's third quarter.

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

The Partnership had net working capital at June 30, 2004 of $468,446.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the three months ended June 30, 2004 were $734,695 compared to $772,931 for the three months ended June 30, 2003, a decrease of $38,236 or 5%. For the three months ended June 30, 2004, the Partnership sold 144,267 Mcf of gas and 1,229 barrels of oil at average prices of $4.81 and $32.64, respectively. This compared with 170,815 Mcf of gas and 2,547 barrels of oil at average sales price of $4.09 and $29.04, respectively for the three months ended June 30, 2003. Lifting cost per Mcfe for the three months ended June 30, 2004 amounted to $1.08 as compared to $.92 for the three months ended June 30, 2003. This increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. Depreciation, depletion and amortization decreased from $252,497 for the three months ended June 30, 2003 to $185,248 for the three months ended June 30, 2004. Cash distributions to the partners amounted to $654,850 in the three months ending June 30, 2004.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Six Months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the six months ended June 30, 2004 were $1,602,909 compared to $1,516,952 for the six months ended June 30, 2003, an increase of $85,957 or 5.7%. For the six months ended June 30, 2004, the Partnership sold 303,699 Mcf of gas and 4,010 barrels of oil at average prices of $4.83 and $33.86, respectively. This compared with 333,473 Mcf of gas and 5,380 barrels of oil at average sales prices of $4.07 and $29.90, respectively for the six months ended June 30, 2003. Lifting cost per Mcfe in the first six months of 2004 amounted to $1.05 as compared to $.88 for the first six months of 2003. This increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. Depreciation, depletion and amortization decreased from $461,974 for the first six months ended June 30, 2003 to $412,809 for the first six months ended June 30, 2004. Cash distributions to the partners amounted to $1,134,032 in the first six months of 2004.

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

Depreciation, Depletion and Amortization

Exploration and development costs are accounted for by the successful efforts method.

Costs of proved properties including leasehold acquisition, exploration and development costs and equipment are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $3.20 to $5.00 on 30,691 Mmbtu of monthly production and ceilings in place at a range of $4.70 to $5.65 on 13,798 Mmbtu of monthly production. Open option contacts maturing in the next twelve months are for the sales of 145,716 Mmbtu of natural gas with an average ceiling price of $5.62 and for the sale of 303,815 Mmbtu of natural gas with an average floor price of $4.54 and a fair value of $(36,332). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity risk price is 16 months. For the period of November 2004 through March 2005, the Partnership has floors in place at a range of $5.04 to $5.67 on 24,553 Mmbtu of monthly production and ceilings in place at a range of $6.00 to $7.00 on 12,277 Mmbtu of monthly production. For the period April 2005 through October 2005 2005, the Partnership has floors in place at a range of $3.10 to $4.28 on 19,428 Mmbtu of monthly production and ceilings in place at $4.43 to $5.00 on 9,715 Mmbtu of monthly production. As of June 30, 2004 the Partnership had total option contracts for the sale of 184,573 Mmbtu of natural gas with an average ceiling price of $5.43 and for the sale of 381,530 Mmbtu of natural gas with an average floor price of $4.36. The fair value of all floors and ceilings on natural gas as of June 30, 2004 is $(81,992).

As of June 30, 2004, the Partnership had total open oil future contracts on 818 barrels of oil with a total contract amount of $25,880 and a fair value of $(4,501). All of the oil future contracts mature within the next twelve months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31.1
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31.2
Section 1350 Certifications by Chief Executive Officer	32.1

Section 1350 Certifications by Chief Financial Officer	32.2

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 1999-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 5, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: August 5, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer