Form 10-K
period 2004-12-31
PDC 1999-D LTD PARTNERSHIP
filed 2005-04-22
CIK 1093942

jpCONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

   THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2004

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes __   No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

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

Employees

      The Partnership has no employees, however, PDC has approximately 120 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

Plan of Operations

      The Partnership participated in the drilling of 52 gross wells (41.12 net wells) and will continue to operate and produce its 52 gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

      See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

      The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of oil and natural gas have occurred and are expected to continue.  The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and natural gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place. The Partnership sold oil and natural gas to several entities of which two customers accounted for 42.2% and 36.7% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004, 42.8% and 35.4% for the year ended December 31, 2003, and 39.7% and 35.5% for the year ended December 31, 2002.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas (RNG) has been in the gas marketing business since 1986.  During that time period, the Managing General Partner has utilized and continues to utilize commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from its natural gas production. These instruments consist of CIG (Colorado Interstate Gas Index)-based contracts for Colorado production and costless collars and option contracts traded on the New York Mercantile Exchange for Michigan and Appalachian production. The contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within the next two year period. The Managing General Partner does not hold natural gas futures or options for speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under item 7A.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market.  The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions.  In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

      The Partnership competes in marketing its gas and oil with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

      State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells.  The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $3,400, $4,700 and $6,000 in 2004, 2003 and 2002, respectively to comply with federal and state regulations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

     The following table sets forth the results of the partnership's drilling activity from December 31, 1999 (date of inception) to December 31, 2004 The Partnership's wells drilled and producing are located in the Rocky Mountain Region, Michigan and Pennsylvania.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
52	-	52	41.12	-	41.12

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Production

See "Management's Discussion and Analysis" on page 6 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for information related to the Partnership's oil and gas reserves.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by state as of December 31, 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      NON-APPLICABLE.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      At December 31, 1999, PDC 1999-D Limited Partnership had one Managing General Partner, 9 Limited Partners who fully paid for 12.25 units at $20,000 per unit of limited partnership interests and a total of 841 Additional General Partners who fully paid for 923.2171 units at $20,000 per unit of additional general partnership interests. During 2000 in accordance with the Partnership Agreement, all Additional General Partners were converted to Limited Partners. At December 31, 2004, the Partnership had one Managing General Partner and 850 Limited Partners who paid for 935.4671 units at $20,000 per unit. No established public trading market exists for the interests.

      Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. There is no established trading market for the securities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Years Ended December 31,
	2004	2003	2002
Oil and Gas Sales	$3,166,473	$2,885,528	2,291,816
Costs and Expenses	1,550,553	2,177,372	1,791,242
Impairment	-	581,815	-
Cumulative effect of change in accounting principle	-	(7,024)	-
Net Income	1,617,038	702,334	502,912
Allocation of Net Income:
Managing General Partner	323,408	140,467	100,582
Limited and Additional General Partners	1,293,630	561,867	402,330
Per Limited and Additional General Partner Unit	1,383	601	430
Total Assets	12,002,827	12,596,501	14,167,055
Cash Distributions:
Managing General Partner	449,635	454,690	360,823
Limited and Additional
General Partners	1,798,541	1,818,762	1,443,290

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

      The Partnership had working capital at December 31, 2004 of $540,017.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

Results of Operations

2004 Results Compared to 2003

     Oil and gas sales for the year ended December 31, 2004 were $3,166,473 compared to $2,885,528 for the year ended December 31, 2003.  For the year ended December 31, 2004, the Partnership sold 558,652 Mcf of gas and 7,198 barrels of oil at average sales prices of $5.17 and $38.79, respectively.  This compared with 623,723 Mcf of gas and 10,021 barrels of oil at average sales prices of $4.15 and $29.44, respectively for the year ended December 31, 2003. Lifting cost per Mcfe in 2004 amounted to $1.20 as compared to $0.97 for 2003. This increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. Depreciation, depletion and amortization decreased from $908,183 for the year ended December 31, 2003 to $810,898 for the year ended December 31, 2004 as a result of lower volumes of natural gas and oil sold. Cash distributions to the partners amounted to $2,248,176 in 2004.

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

Critical Accounting Policies and Estimates

     Certain accounting policies are very important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see "Note 1 - Summary of significant accounting policies" in our financial statements and related notes. The Partnership's critical accounting policies and estimates are as follows:

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Oil and Gas Properties

     Exploration and development costs are accounted for by the successful efforts method.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties or leases are written-off to expense when it is determined that they will expire or be abandoned.

 Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

New Accounting Standards

      In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $11,859 and a related liability of $18,883 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $7,024.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

        The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production and CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Purchase	3,647	6.63	24,196	(1,388)
Natural Gas	Floors	215,156	4.27	-	31,315
Natural Gas	Ceilings	107,578	5.36	-	(92,146)
Oil	Floors	3,850	32.30	124,344	3,280
Oil	Ceilings	1,925	40.00	76,993	(10,412)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	3,647	6.63	24,196	(1,388)
Natural Gas	Floors	215,156	4.27	-	31,315
Natural Gas	Ceilings	107,578	5.36	-	(92,146)
Oil	Floors	3,850	32.30	124,344	3,280
Oil	Ceilings	1,925	40.00	76,993	(10,412)
Prior year Total Contracts as of December 31, 2003
Natural Gas	Sale	4,372	5.40	23,607	(3,274)
Natural Gas	Purchase	3,747	4.77	17,874	2,487
Natural Gas	Floors	171,872	3.62	-	752
Natural Gas	Ceilings	158,757	5.10	-	(11,660)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

The average NYMEX closing price for natural gas for the years 2004, 2003 and 2002 was $6.14 per Mmbtu,  $5.39 per Mmbtu and $3.22 per Mmbtu.  The average NYMEX closing price for oil for the years 2004,  2003 and 2002 was $41.44 per bbl, $30.98 per bbl and $26.98 per bbl. The average CIG closing price for natural gas for the years 2004, 2003 and 2002 was $5.17 per Mmbtu, $4.04 per Mmbtu and $1.97 per Mmbtu.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Partnership has no directors or executive officers.  The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

      Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

ITEM 11.  EXECUTIVE COMPENSATION.

         NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. See respective drilling prospectus for further information regarding the limited partnership agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Lifting costs	$719,166	$666,461	575,517
Tax return preparation	9,530	9,530	11,675
Direct administrative cost	3,291	3,827	4,595

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the years ended December 31, 2004 and 2003 the Partnership paid KPMG LLP $6,457 and $6,269 for professional services for the audit of the Partnership's financial statements in its form 10-K and review of financial statements included in the Partnership's Form 10-Qs.

                                                                                          10

Pre-Approval Policies and Procedures

     The Sarbanes-Oxley Act of 2002 requires that all services provided to the Partnership by its independent accountants be subject to pre-approval by the Audit Committee or authorized members of the Committee. Since the Partnership does not have an Audit Committee, the Managing General Partner's Audit Committee also serves for the Partnership.  The Audit Committee has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Partnership's independent accountants. Services necessary to conduct the annual audit must be pre-approved by the Audit Committee or by the authorized Audit Committee member.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                (1)  Financial Statements

See Index to Financial Statements on F-2

              (2)  Financial Statement Schedules

See Index to Financial Statements on page F-2.  All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

(3)   Exhibits

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
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 1999-D Limited Partnership By its Managing General Partner Petroleum Development Corporation

By /s/ Steven R. Williams Steven R. Williams, Chairman
April 19, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 19, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 19, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 19, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 19, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 19, 2005

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2004, 2003 and 2002

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

 Report of Independent Registered Public Accounting Firm

To the Partners

PDC 1999-D Limited Partnership:

We have audited the financial statements of PDC 1999-D Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1999-D Limited Partnership as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in 2003.

KPMG LLP

Pittsburgh, Pennsylvania

April 19, 2005

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets	2004	2003

Current assets:
Cash	$ 4,878	3,813
Accounts receivable - oil and gas revenues	664,306	448,147
Total current assets	669,184	451,960

Oil and gas properties, successful efforts method (note 3 and 6):
Oil and gas properties	17,641,966	17,641,966
Less accumulated depreciation, depletion, and amortization	6,308,323	5,497,425
	11,333,643	12,144,541

	$12,002,827	12,596,501

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 129,167	35,258
Total current liabilities	129,167	35,258

Asset retirement obligation	21,384	20,173

Partners' equity	11,852,276	12,541,070

	$12,002,827	12,596,501

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Sales of oil and gas	$3,166,473	2,885,528	2,291,816
Interest income	1,119	1,202	2,338
	3,167,591	2,886,730	2,294,154
Expenses (note 3):

Lifting cost	719,166	666,461	575,517
Independent audit fee	6,457	6,269	6,086
Tax return preparation	9,530	9,530	11,675
Direct administrative cost	4,502	5,114	4,595
Independent engineering cost	-	-	100
Loss on impairment of oil and gas properties	-	581,815	-
Depreciation, depletion and amortization	810,898	908,183	1,193,269
	1,550,553	2,177,372	1,791,242
Income before cumulative effect of change in accounting principle	1,617,038	709,358	502,912

Cumulative effect of change in accounting principle	-	(7,024)	-

Net income	$ 1,617,038	702,334	502,912

Net income per limited and additional general partner unit before cumulative effect of change in accounting principle	$ 1,383	607	430

Cumulative effect of change in accounting Principle	-	(6)	-

Net income per limited and additional general partner unit	$ 1,383	601	430

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

And Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and 2002

Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive

Income  (Loss)

				Total

Balance December 31, 2001	$12,340,066	3,085,018	-	15,425,084

Distribution to partners	(1,443,290)	(360,823)		(1,804,113)

Comprehensive income:
Net income	402,330	100,582		502,912
Change in fair value of outstanding hedging positions			(12,302)
Reclassification adjustment for settled contracts included in net income (loss)			-
Other comprehensive income (loss)			(12,302)	(12,302)
Comprehensive income				490,610

Balance December 31, 2002	11,299,106	2,824,777	(12,302)	14,111,581

Distribution to partners	(1,818,762)	(454,690)		(2,273,452)

Comprehensive income:
Net income	561,867	140,467		702,334
Change in fair value of outstanding hedging positions			3,222
Reclassification adjustment for settled contracts included in net income (loss)			(2,615)
Other comprehensive income (loss)			607	607
Comprehensive income				702,941

Balance December 31, 2003	10,042,211	2,510,554	(11,695)	12,541,070

Distribution to partners	(1,798,541)	(449,635)		(2,248,176)

Comprehensive income:
Net income	1,293,630	323,408		1,617,038
Change in fair value of outstanding hedging positions			(156,346)
Reclassification adjustment for settled contracts included in net income (loss)			98,690
Other comprehensive income (loss)			(57,656)	(57,656)
Comprehensive income				1,559,382

Balance December 31, 2004	$9,537,300	2,384,327	(69,351)	11,852,276

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2004,  2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$ 1,617,038	702,334	502,912
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	810,898	908,183	1,193,269
Cumulative effect of change in accounting principle	-	7,024	-
Accretion of asset retirement obligation	1,211	1,290	-
Loss on impairment of oil and gas properties	-	581,815	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(182,316)	74,353	99,225
Increase (decrease) in accrued expenses	2,410	(409)	(222)

Net cash provided from operating activities	2,249,241	2,274,590	1,795,184

Cash flows used by financing activities:
Distributions to partners	(2,248,176)	(2,273,452)	(1,804,113)

Net cash used by financing activities	(2,248,176)	(2,273,452)	(1,804,113)

Net increase (decrease) in cash	1,065	1,138	(8,929)
Cash at beginning of period	3,813	2,675	11,604
Cash at end of period	$ 4,878	3,813	2,675

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(1)  Summary of Significant Accounting Policies

     Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 1999-D Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.  Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves.  Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 2004, 2003, and 2002 by the Managing General Partner's petroleum engineers.  If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

   The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers reflected in the wellhead price.

.                                                                               F-8

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

The Partnership sold oil and natural gas to several entities of which two customers accounted for 42.2% and 36.7% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004, 42.8% and 35.4% for the year ended December 31, 2003, and 39.7% and 35.5% for the year ended December 31, 2002.

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

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is dedesignated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

New Accounting Standards

In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted  FASB No. 143 on January 1, 2003 and recorded a net asset of $11,859 and a related liability of $18,883 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $7,024.

 (2)  Organization

The Partnership was organized as a limited partnership on December 31, 1999 in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in the Northern Appalachian, Michigan and Rocky Mountain Regions.

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

In accordance with the terms of the Limited Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(3)  Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Lifting costs	$719,166	$666,461	$575,517
Tax return preparation	9,530	9,530	11,675
Direct administrative cost	3,291	3,827	4,595

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

(1)     Organization and offering costs, net of the dealer manager commissions, discounts, due diligence            expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and           not from Partnership funds.  In addition, organization and offering costs in excess of 10-1/2% of             Subscriptions, if any, were paid by the Managing General Partner, without recourse to the Partnership.

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

(7)   In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners.  During 2004 PDC purchased 1.75 units of partnership interest for a total ownership of 7.85 units as of December 31, 2004 which represents a 0.84% ownership of the original Investor Partners share of limited and additional general partnership units.  Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of NYMEX traded natural gas futures contracts and option contracts for Appalachian and Michigan production and CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and  2003.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Purchase	3,647	6.63	24,196	(1,388)
Natural Gas	Floors	215,156	4.27	-	31,315
Natural Gas	Ceilings	107,578	5.36	-	(92,146)
Oil	Floors	3,850	32.30	124,344	3,280
Oil	Ceilings	1,925	40.00	76,993	(10,412)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	3,647	6.63	24,196	(1,388)
Natural Gas	Floors	215,156	4.27	-	31,315
Natural Gas	Ceilings	107,578	5.36	-	(92,146)
Oil	Floors	3,850	32.30	124,344	3,280
Oil	Ceilings	1,925	40.00	76,993	(10,412)
Prior year Total Contracts as of December 31, 2003
Natural Gas	Sale	4,372	5.40	23,607	(3,274)
Natural Gas	Purchase	3,747	4.77	17,874	2,487
Natural Gas	Floors	171,872	3.62	-	752
Natural Gas	Ceilings	158,757	5.10	-	(11,660)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

(6)  Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

	December 31,
	2004	2003	2002
Lease acquisition costs	$ 846,270	846,270	846,270
Intangible development costs	16,261,127	16,261,127	16,261,127
Impairment charge	(2,700,298)	(2,700,298)	(2,118,483)
Capitalized asset retirement cost	15,855	15,855	-
Well equipment	3,219,012	3,219,012	3,219,012
	$ 17,641,966	17,641,966	18,207,926

There were no costs incurred for the Partnership's oil and gas activities for the years ended December 31, 2004, 2003 and 2002.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(7)  Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2004 and 2003, the income tax basis of the partnership's oil and gas properties was $1,593,136 and $1,879,693, respectively.

(8)  Supplemental Reserve Information (unaudited)

Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partners petroleum engineers at December 31, 2004, 2003 and 2002.   These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners.  All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Oil (Bbls)
	2004	2003	2002
Proved developed reserves:
Beginning of year	171,000	186,000	168,000
Revisions of previous estimates	(10,000)	(5,000)	33,000
Production	(7,000)	(10,000)	(15,000)
End of year	154,000	171,000	186,000
	Gas (MCF)
	2004	2003	2002
Proved developed reserves:
Beginning of year	9,429,000	10,623,000	12,125,000
Revisions of previous estimates	(776,000)	(570,000)	(628,000)
Production	(559,000)	(624,000)	(874,000)
End of year	8,094,000	9,429,000	10,623,000

(9)  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

        and Gas Reserves (Unaudited)

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

	As of December 31,
	2004	2003	2002
Future estimated revenues	$ 54,164,000	55,761,000	42,644,000
Future estimated production costs	(16,389,000)	(13,544,000)	(10,300,000)
Future estimated development costs	(1,124,000)	(1,124,000)	(1,124,000)
Future net cash flows	36,651,000	41,093,000	31,220,000
10% annual discount for estimated timing of cash flows	(18,237,000)	(22,568,000)	(16,779,000)
Standardized measure of discounted future
estimated net cash flows	$18,414,000	18,525,000	14,441,000

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

                                                                  Notes to Financial Statements

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Years Ended December 31,
	2004	2003	2002
Sales of oil and gas production, net of production costs	$(2,447,000)	(2,219,000)	(1,716,000)
Net changes in prices and production costs	1,290,000	13,603,000	14,791,000
Extensions, discoveries, and improved recovery, less related cost	-	-	-
Revisions of previous quantity estimates	(3,285,000)	(1,512,000)	(379,000)
Accretion of discount	4,331,000	(5,789,000)	(7,063,000)
	$(111,000)	4,083,000	5,633,000

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