Form 10-Q
period 2005-03-31
PDC 1999-D LTD PARTNERSHIP
filed 2005-05-13
CIK 1093942

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2005

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

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2005 and December 31, 2004

Assets
	2005	2004
	(Unaudited)

Current assets:
Cash	4,486	4,878
Accounts receivable - oil and gas revenues	585,506	664,306
Due from managing general partner	975	-
Total current assets	590,967	669,184

Oil and gas properties, successful efforts method	17,641,966	17,641,966
Less accumulated depreciation, depletion
and amortization	6,493,885	6,308,323
	11,148,081	11,333,643

	$11,739,048	12,002,827

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 91,673	129,167
Total current liabilities	91,673	129,167

Asset retirement obligations	21,705	21,384

Partners' Equity	11,625,670	11,852,276

	$11,739,048	12,002,827

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Revenues:
Sales of oil and gas	$ 810,580	868,214
Interest income	582	246
	811,162	868,460
Expenses:
Lifting cost	192,635	179,741
Direct administration cost	321	-
Depreciation, depletion, and amortization	185,562	227,561
	378,518	407,302

Net income	$ 432,644	$ 461,158

Net income per limited partner unit	$ 370	$ 394

                See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Three Months ended March 31, 2005

(Unaudited)

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance, December 31, 2004	$9,537,300	2,384,327	(69,351)	11,852,276

Distributions to partners	(528,693)	(132,172)	-	(660,865)

Comprehensive income:
Net income	346,115	86,529	-	432,644
Change in fair value of outstanding hedging positions			415
Less reclassification adjustments for settled contracts included in net income			1,200
Other comprehensive income			1,615	1,615
Comprehensive income				434,259

Balance, March 31, 2005	$9,354,722	2,338,684	(67,736)	11,625,670

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Three Months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$432,644	$461,158
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	185,562	227,561
Accretion of asset retirement obligations	321	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	48,663	(205,879)
Increase due from managing general partner	(975)	-
Decrease in accounts payable	(5,742)	(3,412)
Net cash provided from operating activities	660,473	479,428

Cash flows from financing activities:
Distributions to partners	(660,865)	(479,182)
Net cash used by financing activities	(660,865)	(479,182)

Net (decrease) increase in cash	(392)	246
Cash at beginning of period	4,878	3,813
Cash at end of period	$ 4,486	$ 4,059

See accompanying notes to financial statements.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.     Accounting Policies

        Reference is hereby made to PDC 1999-D Limited Partnership's (the Partnership's) Annual Report on Form 10-K for 2004, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements.  These policies were also followed in preparing the quarterly report included herein.

2.     Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

3.     Oil and Gas Properties

 The Partnership follows the successful efforts method of accounting for the cost of exploring for and           developing oil and gas reserves.  Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by Petroleum Development Corporation's (the Managing General Partner's) petroleum engineers.  If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole cost.

The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices.  Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties.  If net capitalized cost exceeds undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

4.        Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase. The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

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

5.     Derivative Instruments and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of   the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of      CIG (Colorado Interstate Gas Index) based contracts for Colorado production and costless collars and option contracts traded on the New York Mercantile Exchange (NYMEX) for Michigan and Appalachian production.  The costless collars and option contracts hedge committed and anticipated oil and natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2005 or 2004.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is designated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on December 31, 1999 with initial Limited and Additional General Partner contributions of $18,709,342 (935.47 units) and the Managing General Partner's cash contribution of $4,069,282 in accordance with the Limited Partnership Agreement.  After payment of syndication costs of $1,964,481 and a one-time management fee to the Managing General Partner of $467,734 the Partnership had available cash of $20,346,409 for Partnership activities.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by December 31, 2001.  Fifty-two wells have been drilled all of which have been completed as producing wells.  No additional wells will be drilled.

The Partnership had working capital at March 31, 2005 of $499,294.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

Results of Operations

Three months ended March 31, 2005 compared with March 31, 2004

Oil and gas sales for the three months ended March 31, 2005 were $810,580 compared to $868,214 for the three months ended March 31, 2004.  For the three months ended March 31, 2005, the Partnership sold 128,291 Mcf of gas and 1,673 barrels of oil at average prices of $5.71 and $46.28, respectively.  This compared with 159,432 Mcf of gas and 3,317 barrels of oil at average prices of $4.85 and $28.83, respectively for the three months ended March 31, 2004.  Lifting cost per Mcfe in the first quarter of 2005 amounted to $1.39 as compared to $1.02 for the first quarter of 2004.  This increase is partially attributed to the increase in severance and property taxes.  The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization decreased from $227,561 for the first quarter ended March 31, 2004 to $185,562 for the first quarter ended March 31, 2005.  While the partnership had net income of $432,644 and $461,158 for 2005 and 2004, respectively, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $660,865 and $479,182 to the partners for the first quarter ended March 31, 2005 and 2004, respectively.

The Partnership's revenue from oil and natural gas will be affected by changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand.  The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

Critical Accounting Policies

 Certain accounting policies are very important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments.  In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. The Partnership's critical accounting policies and estimates are as follows:

Revenue Recognition.  Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase. The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

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

The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes are capitalized.

Unproved properties and leases are written-off to expense when it is determined that they will expire to be abandoned.

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

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47).  This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

incurring the obligation.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN No. 47 will be effective for the Partnership at the end of the fiscal year ended December 31, 2005. The Partnership has not determined the impact on the Partnership's financial position or results of operations of the application of FIN No. 47

Disclosure Regarding Forward Looking Statements

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

Item 3.          Quantitative and Qualitative Disclosure about Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Appalachian and Michigan production and CIG-based contracts traded by JP Morgan for Colorado production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity. The Partnership's policy prohibits the use of oil and natural gas future and option contracts for speculative purposes.

PDC 1999-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The following tables summarize the open futures and options contracts for the Partnership as of March 31, 2005 and 2004.

Commodity	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value
Total Contracts as of March 31, 2005
Natural Gas	Purchase	643	6.58	4,226	852
Natural Gas	Floors	107,117	4.50	-	3,586
Natural Gas	Ceilings	53,558	6.84	-	(66,717)
Oil	Floors	660	32.30	21,325	21
Oil	Ceilings	330	40.00	13,205	(5,478)
Contracts maturing in 12 months following March 31, 2005
Natural Gas	Purchase	643	6.58	4,226	852
Natural Gas	Floors	90,391	4.50	-	2,590
Natural Gas	Ceilings	45,196	6.76	-	(63,337)
Oil	Floors	660	32.30	21,325	21
Oil	Ceilings	330	40.00	13,205	(5,478)
Prior Year Total Contracts as of March 31, 2004
Natural Gas	Purchase	2,897	4.77	13,819	3,754
Natural Gas	Floors	218,984	4.30	-	-
Natural Gas	Ceilings	98,226	5.22	-	(30,613)
Oil	Sales	1,323	31.62	41,833	(1,738)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 19 months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at March 31, 2005, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4.          Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Managing General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter and subsequent to the date of their evaluation.

                                                                                             -10-

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits

Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership	32

                                                                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 1999-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: May 13, 2005	/s/ Steven R. Williams Steven R. Williams Chairman

Date: May 13, 2005	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer